Form 10QSB
period 1996-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1996-05-13
CIK 763701

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-14554


                          NATIONAL PROPERTY INVESTORS 8
        (Exact name of small business issuer as specified in its charter)



          California                                           13-3254885
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        NATIONAL PROPERTY INVESTORS 8

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
      Cash and cash equivalents:
            Unrestricted cash                                            $  2,689
            Restricted                                                         57
      Other assets                                                            693
      Investment properties:
            Land                                         $  1,970
            Buildings and related personal property        26,529
                                                           28,499

      Less accumulated depreciation                       (13,033)         15,466

      Total assets                                                      $  18,905

 Liabilities and Partners' Capital (Deficit)

 Liabilities
      Accounts payable and accrued expense                              $     783
      Tenants' security deposits payable                                       89
      Mortgage payable                                                     10,323

 Partners' Capital (Deficit):

      Limited partners' (44,882 units outstanding)       $  7,856
      General partners'                                      (146)          7,710

      Total liabilities and partners' capital                           $  18,905

                 See Notes to Consolidated Financial Statements

b)                        NATIONAL PROPERTY INVESTORS 8

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                           Three Months Ended
                                                                March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $   1,053       $   1,081
    Other income                                               74              65
          Total revenues                                    1,127           1,146

 Expenses:
    Operating                                                 590             559
    Mortgage interest                                         222             226
    Depreciation                                              287             341
    General and administrative                                 74              81
          Total expenses                                    1,173           1,207

 Net loss                                               $     (46)      $     (61)

 Net loss allocated to general partners (1%)            $      --       $      (1)
 Net loss allocated to limited partners (99%)                 (46)            (60)

 Net loss                                               $     (46)      $     (61)

 Net loss per limited partnership unit                  $   (1.01)      $    (1.35)


                 See Notes to Consolidated Financial Statements

   c)                     NATIONAL PROPERTY INVESTORS 8

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                      (in thousands, except for unit data)




                                  Limited
                                Partnership     General         Limited         Total
                                   Units        Partners        Partners       Capital

Original capital contributions      44,882       $     1       $  22,441      $  22,442

Partners' capital (deficit) at
   December 31, 1995                44,882       $  (146)      $   7,902      $   7,756

Net loss for the three
   months ended March 31, 1996          --            --             (46)           (46)

Partners' capital (deficit) at
   March 31, 1996                   44,882       $  (146)      $   7,856      $   7,710


                 See Notes to Consolidated Financial Statements

d)                        NATIONAL PROPERTY INVESTORS 8

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (in thousands, except for unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               1996           1995
 Cash flows from operating activities:
    Net income                                              $    (46)       $    (61)
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation                                                287             341
     Amortization of mortgage costs                                2               2
 Change in accounts:
     Other Assets                                               (144)            (98)
     Accounts payable and accrued expenses                       302             159
     Tenants' security deposit liability                          (6)              1

       Net cash provided by operating activities                 395             344

 Cash flows from investing activities:
     Property improvements and replacements                      (40)             (8)
     Increase in restricted cash                                  --            (146)

 Cash used in investing activities                               (40)           (154)

 Cash flows from financing activities:
     Payments on mortgages payable                               (49)            (33)

       Net cash used in financing activities                     (49)            (33)

 Net increase in cash and cash equivalents                       306             157

 Cash and cash equivalents at beginning of period              2,383           1,631

 Cash and cash equivalents at end of period                 $  2,689        $  1,788

 Supplemental information:
    Interest paid                                           $  2,559        $  1,788

                 See Notes to Consolidated Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

National Property Investors 8 (the "Partnership") has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI, Inc."), and affiliates were charged to expense in 1996 and 1995:

                                                         For the Three Months Ended
                                                                  March 31,
                                                            1996            1995
Property management fees (included in operating
   expenses)                                              $ 53,000        $ 55,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  60,000          62,000


   For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Included in operating expenses for the three months ended March 31, 1995, are insurance premiums of approximately $28,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI, Inc.

   On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

   Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   The Partnership's investment properties consist of two apartment complexes, one comprised of two sections. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Williamsburg on the Lake Apartments I
   Indianapolis, Indiana                      91%            96%

Williamsburg on the Lake Apartments II
   Indianapolis, Indiana                      93%            95%

Huntington Athletic Club Apartments
   Morrisville, North Carolina                92%            97%


   The Managing General Partner attributes the decrease in occupancy at Huntington to new communities in the area and short-term residents waiting for houses to be completed. The decrease in occupancy at Williamsburg I is also attributable to road construction at the main intersection of the property affecting access to the property.

   The Partnership's net loss for the three months ended March 31, 1996, was approximately $46,000 versus $61,000 for the comparable period of 1995. The decrease in the net loss is attributable to an increase in other income and a decrease in depreciation expense. The increase in other income is due to tax refunds received for Huntington Apartments for prior year taxes. The decrease in depreciation expense is due to several assets being fully depreciated in the prior year.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At March 31, 1996, the Partnership had unrestricted cash of $2,689,000 as compared to $1,788,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and accrued expenses due to the prepayment of rent and an increase in accrued taxes due to the timing of the payment of real estate taxes. Offsetting this change was the change in escrow deposits for taxes to cover 1996 payments. The decrease in cash used in investing activities is due to a decrease in deposits to restricted cash. The increase in cash used in financing activities is due to the amortization of the mortgage principal balance.

   The Managing General Partner has extended to the Registrant a $500,000 line of credit. At the present time, the Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,322,681 is amortized over varying periods. The Managing General Partner is evaluating the refinancing opportunities. In addition, the mortgage encumbering Huntington Athletic Club apartments requires a balloon payment on February 1, 2002. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. The Managing General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. No cash distributions were paid in 1995 or during the first quarter of 1996.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 NATIONAL PROPERTY INVESTORS 8


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       MANAGING GENERAL PARTNER


                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer





                                 Date:  May 13, 1996