Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1996-08-12
CIK 763701

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


                  For the quarterly period ended June 30, 1996


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




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                        NATIONAL PROPERTY INVESTORS 8

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996


 Assets
      Cash and cash equivalents:
            Unrestricted cash                                            $  2,874
            Restricted                                                         57
      Other assets                                                            629
      Investment properties:
            Land                                         $  1,970
            Buildings and related personal property        26,592
                                                           28,562

      Less accumulated depreciation                       (13,325)         15,237

      Total assets                                                      $  18,797


 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued liabilities                          $     701
      Tenants' security deposits payable                                       87
      Mortgage payable                                                     10,272

 Partners' Capital (Deficit):

      Limited partners                                   $  7,883
      General partners                                       (146)          7,737

      Total liabilities and partners' capital                           $  18,797

                 See Notes to Consolidated Financial Statements


b)                        NATIONAL PROPERTY INVESTORS 8

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                 $   1,058      $   1,075     $    2,111     $     2,156
   Other income                         85             83            159             148
          Total revenues             1,143          1,158          2,270           2,304
 Expenses:
   Operating                           531            584          1,121           1,143
   Mortgage interest                   205            218            427             444
   Depreciation                        291            342            578             683
   General and
    administrative                      89             74            163             155
          Total expenses             1,116          1,218          2,289           2,425

   Net income (loss)             $      27      $     (60)    $      (19)     $     (121)

 Net income (loss) allocated
 to general partner (1%)         $      --      $      (1)    $       --      $       (1)

 Net income (loss) allocated
 to limited partners (99%)              27            (59)           (19)           (120)

 Net income (loss)               $      27      $     (60)    $      (19)     $     (121)
 Net income (loss) per
   limited partnership unit      $     .60      $   (1.32)    $     (.42)     $    (2.66)


           See Accompanying Notes to Consolidated Financial Statements



c)                        NATIONAL PROPERTY INVESTORS 8

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General         Limited         Total
                                   Units        Partners        Partners       Capital
Original capital contributions      44,882       $     1       $  22,441      $  22,442

Partners' capital (deficit) at
   December 31, 1995                44,882       $  (146)      $   7,902      $   7,756

Net loss for the six
   months ended June 30, 1996           --            --             (19)           (19)

Partners' capital (deficit) at
   June 30, 1996                    44,882       $  (146)      $   7,883      $   7,737


                See Notes to Consolidated Financial Statements


d)                        NATIONAL PROPERTY INVESTORS 8

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                                $    (19)      $    (121)
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation                                                578             683
     Amortization of mortgage costs                                4               4
 Change in accounts:
     Other Assets                                                (81)           (147)
     Accounts payable and accrued expenses                       219             145
     Tenants' security deposit liability                          (9)              5

       Net cash provided by operating activities                 692             569

 Cash flows from investing activities:
     Property improvements and replacements                     (102)            (63)
     Increase in restricted cash                                  --            (252)

 Cash used in investing activities                              (102)           (315)

 Cash flows from financing activities:
     Payments on mortgages payable                               (99)            (79)

       Net cash used in financing activities                     (99)            (79)

 Net increase in cash and cash equivalents                       491             175

 Cash and cash equivalents at beginning of period              2,383           1,631

 Cash and cash equivalents at end of period                 $  2,874        $  1,806

 Supplemental information:
    Interest paid                                           $    423        $    389

                 See Notes to Consolidated Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

   The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI, Inc."), and affiliates were charged to expense in 1996 and 1995:


                                                           For the Six Months Ended
                                                                   June 30,
                                                            1996            1995
Property management fees (included in operating
   expenses)                                              $109,000        $110,000
Reimbursement for services of affiliates                    94,000         143,000


   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $56,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   NPI Equity is a wholly-owned subsidiary of NPI, Inc.

   On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

   Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   The Partnership's investment properties consist of two apartment complexes, one comprised of two sections. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                   Average
                                                  Occupancy
Property                                     1996           1995

Williamsburg on the Lake Apartments I
   Indianapolis, Indiana                      91%            96%

Williamsburg on the Lake Apartments II
   Indianapolis, Indiana                      91%            96%

Huntington Athletic Club Apartments
   Morrisville, North Carolina                93%            97%

   The Managing General Partner attributes the decrease in occupancy at Huntington to new communities in the area and short-term residents waiting for houses to be completed. The decrease in occupancy at Williamsburg I and Williamsburg II is attributable to road construction at the main intersection of the property affecting access to the property.

   The Partnership's net loss for the six months June 30, 1996, was approximately $19,000 versus $121,000 for the comparable period of 1995. The decrease in the net loss is attributable to an increase in other income and a decrease in depreciation expense. The increase in other income is due to tax refunds received for Huntington Apartments for prior year taxes. The decrease in depreciation expense is due to several assets being fully depreciated in the prior year. The Partnership's net income for the three months ended June 30, 1996, was approximately $27,000 versus a net loss of approximately $60,000 for the comparable period of 1995. The increase in income is attributable to the decrease in depreciation expense as previously discussed. Offsetting this decrease was an increase in general and administrative expense for tax and accounting related expenses and license fees.

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

   At June 30, 1996, the Partnership had unrestricted cash of $2,874,000 as compared to $1,806,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and accrued expenses due to the prepayment of rent and an increase in accrued taxes due to the timing of the payment of real estate taxes. The decrease in cash used in investing activities is due to a decrease in deposits to restricted cash. The increase in cash used in financing activities is due to the payment of the mortgage principal balance.

   The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,272,000 is amortized over varying periods. The Managing General Partner is evaluating the refinancing opportunities. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. The Managing General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. No cash distributions were paid in 1995 or during the first half of 1996.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:  None filed during the quarter ended June
               30, 1996.



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


                                 Date:  August 12, 1996