Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1996-11-12
CIK 763701

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
  Cash and cash equivalents:
   Unrestricted cash                                               $    2,777
   Restricted                                                              57
  Other assets                                                            670
  Investment properties:
   Land                                               $    1,970
   Buildings and related personal property                26,909
                                                          28,879
    Less accumulated depreciation                        (13,616)      15,263

                                                                   $   18,767

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued liabilities                         $      760
  Tenants' security deposits payable                                       84
  Mortgage payable                                                     10,220

Partners' Capital (Deficit):
  Limited partners (44,882 units issued
     and outstanding)                                 $    7,850
  General partners                                          (147)       7,703

                                                                   $   18,767

                 See Notes to Consolidated Financial Statements


b)                          NATIONAL PROPERTY INVESTORS 8

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   1996         1995         1996         1995
Revenues:
   Rental income               $   1,081    $   1,091    $   3,192    $   3,247
   Other income                      107           72          266          220
     Total revenues                1,188        1,163        3,458        3,467

Expenses:
  Operating                          640          633        1,761        1,776
  Mortgage interest                  239          227          666          671
  Depreciation                       291          341          869        1,024
  General and administrative          52           66          215          221
    Total expenses                 1,222        1,267        3,511        3,692


                Net loss       $     (34)   $    (104)   $     (53)   $    (225)

Net loss allocated
   to general partner (1%)     $      --    $      (1)   $      (1)   $      (2)

Net loss allocated
   to limited partners (99%)         (34)        (103)         (52)        (223)


                Net loss       $     (34)   $    (104)   $     (53)   $    (225)

Net loss per
   limited partnership unit    $    (.76)   $   (2.29)   $   (1.16)   $   (4.97)

          See Accompanying Notes to Consolidated Financial Statements

 c)                          NATIONAL PROPERTY INVESTORS 8

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited
                                Partnership   General      Limited       Total
                                    Units     Partners     Partners      Capital
Original capital contributions    44,882     $      1     $   22,441  $   22,442

Partners' capital (deficit) at
  December 31, 1995               44,882     $   (146)    $    7,902  $    7,756

Net loss for the nine months
  ended September 30, 1996                         (1)           (52)        (53)

Partners' capital (deficit)
  at September 30, 1996           44,882     $   (147)    $    7,850  $    7,703

                     See Notes to Consolidated Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 8

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                          Nine Months Ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:
  Net loss                                              $  (53)        $ (225)
  Adjustments to reconcile net loss to
   cash provided by operating activities:
    Depreciation and amortization                          875          1,030
    Change in accounts:
    Other assets                                          (124)          (229)
    Accounts payable and accrued expenses                  160            209
    Tenants' security deposit liability                    (12)             3

    Net cash provided by operating activities              846            788

Cash flows from investing activities:
    Property improvements and replacements                (301)           (91)
    Increase in restricted cash                             --           (299)

    Net cash used in investing activities                 (301)          (390)

Cash flows from financing activities:
    Payments on mortgages payable                         (151)          (126)

    Net cash used in financing activities                 (151)          (126)

Net increase in cash and cash equivalents                  394            272

Cash and cash equivalents at beginning of period         2,383          1,631

Cash and cash equivalents at end of period              $2,777         $1,903

Supplemental information:
  Interest paid                                         $  632         $  604

Non-cash investing and financing activities:
  Property improvements and replacements
     in accounts payable                                $  119         $   --

                 See Notes to Consolidated Financial Statements


e)                          NATIONAL PROPERTY INVESTORS 8

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the National Property Investors 8's (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI Inc.")

  On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

  Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

  The following transactions with NPI, Inc. and affiliates were charged to expense in 1996 and 1995:

                                                     For the Nine Months Ended
                                                           September 30,
                                                         1996           1995

Property management fees (included in operating
  expenses)                                         $  164,000    $  166,000
Reimbursement for services of affiliates (included
   in general and administrative and operating
   expenses)                                           158,000       205,000


  For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

  Included in operating expenses for the nine months ended September 30, 1995, are insurance premiums of approximately $83,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of two apartment complexes, one comprised of two sections. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                  Average
                                                 Occupancy
Property                                      1996           1995

Williamsburg on the Lake Apartments I
  Indianapolis, Indiana                       91%             95%

Williamsburg on the Lake Apartments II
  Indianapolis, Indiana                       91%             95%

Huntington Athletic Club Apartments
  Morrisville, North Carolina                 94%             97%


  The Managing General Partner attributes the decrease in occupancy at Huntington to new apartment complexes in the area and short-term residents waiting for houses to be completed. The decrease in occupancy at Williamsburg I and Williamsburg II is attributable to road construction at the main intersection of the property affecting access to the property.

  The Partnership's net loss for the nine months ended September 30, 1996, was approximately $53,000 versus approximately $225,000 for the comparable period of 1995. The decrease in the net loss is attributable to an increase in other income and a decrease in depreciation expense. The increase in other income is due to an increase in interest income on increased cash balances during the period. The decrease in depreciation expense is due to several assets being fully depreciated in the prior year. The Partnership's net loss for the three months ended September 30, 1996, was approximately $34,000 versus a net loss of approximately $104,000 for the comparable period of 1995. The increase in income is attributable to an increase in other income and the decrease in depreciation expense as previously discussed.

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

  At September 30, 1996, the Partnership had unrestricted cash and cash equivalents of approximately $2,777,000 as compared to approximately $1,903,000 at September 30, 1995. Net cash provided by operating activities increased primarily as a result of a smaller increase in other assets offset, in part, by a smaller increase in accounts payable and accrued expenses. The increase in cash used in investing activities is due to an increase in exterior improvements at Williamsburg I and II offset by a decrease in deposits to restricted cash. The increase in cash used in financing activities is due to the increase in payments of the mortgage principal balance.

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

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,220,000 is amortized over varying periods. The Managing General Partner is evaluating the refinancing of Williamsburg on the Lake Apartments I and Williamsburg on the Lake Apartments
II. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the nine months ended September 30, 1996.



                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         None filed during the quarter ended September 30, 1996.



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


                           Date: November 8, 1996