Form 10KSB
period 1996-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1997-03-24
CIK 763701

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-14554

                         NATIONAL PROPERTY INVESTORS 8

     California                                                13-3254885
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                      29602
(Address of principal executive offices)                       (Zip Code)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 4,627,000

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                               SEE EXHIBIT INDEX


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

National Property Investors 8 (the "Partnership" or "Registrant") is a California limited partnership formed as of June 26, 1984. The Registrant is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner") on June 21, 1991. The Managing General Partner is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.").

On August 10, 1994, NPI, Inc., the parent company of the Managing General Partner, entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI, Inc. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP"). NPI-Management became the managing general partner of NPI-AP, and assigned its interest in the management contract for the Registrant's properties to the Partnership as well as all other properties it manages for partnerships affiliated with the Managing General Partner.

On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to Apollo. Apollo was entitled to designate three of the seven directors of the Managing General Partner. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in NPI-AP to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tenders Offers") for limited partnership interests in 12 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interest in the Registrant as well as the remaining 6 partnerships in the National Property Investors Series.

During the fourth quarter of 1994, DeForest II acquired 13,308 limited partnership units or 29.6% of the total limited partnership units of the Registrant.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia") all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. NPI, Inc. is the sole shareholder of the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected (See "Item 9.").

On January 19, 1996, DeForest II and certain of its affiliates sold a majority of its interest in the Registrant to Insignia Properties, L.P., an affiliate of Insignia. Pursuant to a Schedule 13-D filed with the Securities and Exchange Commission, Insignia Properties, L.P. acquired 16,447 limited partnership units or approximately 37% of the total limited partnership units of the Registrant (See "Item 11.").

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the
Partnership's properties in order to    achieve the best possible return for
the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services for the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                                    Date of
             Property               Purchase    Type of Ownership        Use
Williamsburg on the Lake Apartments 3/12/86  Fee ownership subject to  Residential
 Indianapolis, Indiana    (1)                first mortgage              rental
                                                                       460 units
Huntington Apartments               2/11/88  Fee ownership subject to Residential
 Morrisville, North Carolina                  first mortgage             rental
                                                                       212 units

(1)This property consists of two sections, purchased on behalf of the Registrant by NPI 8 - Williamsburg One Limited Partnership and NPI 8 - Williamsburg Two Limited Partnership, each an Indiana limited partnership in which the Registrant had a 99.99% interest as a general partner. The Managing General Partner had a .01% interest in such partnerships as limited partner and has reimbursed the Registrant for its proportionate share of capital investment. This was done in order to comply with certain Department of Housing and Urban Development requirements. In conjunction with the refinancing of the property in November 1996, ownership of Williamsburg on the Lake Apartments reverted to the Registrant and NPI 8 - Williamsburg One Limited Partnership and NPI 8 - Williamsburg Two Limited Partnership were dissolved. The property was refinanced with conventional debt and is no longer subject to certain requirements of the Department of Housing and Urban Development.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                          Carrying  Accumulated                         Federal
Property                   Value    Depreciation     Rate     Method   Tax Basis
Williamsburg on the Lake
 Apartments              $  18,220   $  10,174        5-27       S/L      6,387
Huntington Apartments       11,316       3,741        5-29       S/L      7,067
                         $  29,536   $  13,915                         $ 13,454

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                       Principal                                 Principal
                       Balance At                                 Balance
                      December 31, Interest   Period    Maturity   Due At
Property                  1996       Rate    Amortized    Date    Maturity

Williamsburg on the
 Lake Apartments      $  7,400       7.33%      (1)      11/03   $  7,400
Huntington Apartments    3,583       9.85%    25 yrs.     2/02      3,211
                      $ 10,983                                   $ 10,611

(1)  Interest only payments.

SCHEDULE OF RENTAL RATES AND OCCUPANCY

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                    Average Annual           Average
                                      Rental Rates          Occupancy
Property                           1996          1995      1996    1995

Williamsburg on the Lake
 Apartments                   $ 6,135/unit   $ 5,996/unit   91%     94%
Huntington Apartments           8,789/unit     8,428/unit   94%     97%


The Managing General Partner attributes the decrease in occupancy at Huntington Apartments to the development of new apartment complexes in the area. The decrease in occupancy at Williamsburg on the Lake Apartments is attributable to road construction at the main intersection of the property affecting access to the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multifamily residential properties lease terms are for one year or less. No
residential tenant leases 10% or more   of the available rental space.

Real estate taxes and rates in 1996 for each property were:

                                             1996               1996
                                            Billing             Rate

Williamsburg on the Lake Apartments     $  359,000              10.27
Huntington Apartments                       97,000               1.27


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,882 Limited Partnership Units during its offering period and currently has 2,561 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

No distributions from operations were made during 1996 and 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of $145,000 for the year ended December 31, 1996, versus a net loss of $143,000 for the year ended December 31, 1995.
Rental income decreased due to decreases in average occupancy at the Partnership's investment properties, which were partially offset by increases in average rental rates at the Partnership's investment properties. Other income increased due primarily to an increase in corporate unit rentals and an increase in lease cancellation fees. The decrease in depreciation expense is due to several assets being fully depreciated in 1995. General and administrative expenses decreased due primarily to a decrease in partnership reimbursement expense. The extraordinary loss on early extinguishment of debt represents prepayment penalties paid by the Partnership to refinance the mortgage debt secured by the Williamsburg on the Lake Apartments property (see discussion below).

Included in operating expense is $187,000 of major repairs and maintenance comprised of landscaping, exterior painting and interior/exterior building improvements for the year ended December 31, 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expenses. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

The Partnership had unrestricted cash and cash equivalents of $1,871,000 and $2,383,000 as of December 31, 1996 and 1995, respectively. The increase in net cash provided by operating activities is primarily attributable to an increase in accrued expenses and other liabilities. The increase in cash used in investing activities is due to an increase in exterior improvements such as the replacement of vinyl siding, shutters and balconies at Williamsburg on the Lake Apartments and an increase in the deposits to restricted escrows. This increase in deposits is the result of a $1,182,000 deposit into a capital repair escrow account at the date of refinance of the mortgage debt secured by the Williamsburg on the Lake Apartments property. Net cash provided by financing activities increased due to the refinancing of the mortgage debt secured by the Williamsburg on the Lake Apartments property. In November 1996, the Partnership refinanced the mortgage debt secured by the Williamsburg on the Lake Apartments
property which consisted of two         sections, purchased on behalf of the
Partnership by two lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the property, ownership of Williamsburg on the Lake Apartments reverted to the Partnership and the two lower tier partnerships were dissolved. The property was refinanced with conventional debt no longer subject to certain requirements of the Department of Housing and Urban Development. Monthly payments on the new $7,400,000 mortgage debt are interest only at 7.33%. The $7,400,000 principal is due in November 2003. The Partnership paid prepayment penalties of approximately $9,000 in paying off the refinanced debt.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,983,000 is amortized over varying periods. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions in 1996 or 1995.

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's remaining properties and the market in which the properties are located and on the sales prices of the remaining properties. In this regard, the Registrant's properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.


ITEM 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
  1995

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
  1995

  Consolidated Notes to Financial Statements




                          Independent Auditors' Report



To the Partners
National Property Investors 8
Greenville, South Carolina

We have audited the accompanying balance sheet of National Property Investors 8 (a limited partnership) (the "Partnership") as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     /S/ IMOWITZ KOENIG & CO., LLP



New York, N.Y.
February 3, 1997
                         NATIONAL PROPERTY INVESTORS 8

                                 BALANCE SHEET

                        (in thousands, except unit data)

                               December 31, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                                $   1,871
     Restricted                                                         94
  Escrow for taxes                                                     201
  Restricted escrows                                                 1,349
  Other assets                                                         347
  Investment properties (Notes B and E)
     Land                                         $  1,970
     Buildings and related
       personal property                            27,566
                                                    29,536
     Less accumulated depreciation                 (13,915)         15,621
                                                                 $  19,483

Liabilities and Partners' Capital

Liabilities
  Accrued expenses and other liabilities                         $     423
  Tenant security deposits                                              79
  Accrued taxes                                                        387
  Mortgage notes payable (Notes B and E)                            10,983

Partners' (Deficit) Capital
  General partner                                 $   (147)
  Limited partners (44,882 units issued
     and outstanding)                                7,758           7,611
                                                                 $  19,483

          See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS 8

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                             1996         1995
Revenues:
  Rental income                                        $   4,269      $   4,321
  Other income                                               358            307
    Total revenues                                         4,627          4,628

Expenses:
  Operating                                                1,959          1,849
  Interest                                                   907            892
  Depreciation                                             1,168          1,248
  General and administrative                                 256            286
  Property taxes                                             473            496

   Total expenses                                          4,763          4,771

Loss before extraordinary item                              (136)          (143)

Extraordinary item - loss on early
  extinguishment of debt (Note B)                             (9)            --

   Net loss                                            $    (145)     $    (143)

Net loss allocated to general partner (1%)             $      (1)     $      (1)
Net loss allocated to limited partners (99%)                (144)          (142)

   Net loss                                            $    (145)     $    (143)

Net loss per limited partnership unit:
  Loss before extraordinary item                       $   (3.00)     $   (3.16)
  Extraordinary item                                        (.20)            --
   Net loss                                            $   (3.20)     $   (3.16)


          See Accompanying Notes to Consolidated Financial Statements

                         NATIONAL PROPERTY INVESTORS 8

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General    Limited
                                  Units      Partner    Partners     Total

Original capital contributions   44,882     $       1  $ 22,441   $  22,442

Partners' (deficit) capital at
December 31, 1994                44,882     $    (145) $  8,044   $   7,899

Net loss for the year ended
December 31, 1995                                  (1)     (142)       (143)

Partners' (deficit) capital at
December 31, 1995                44,882          (146)    7,902       7,756

Net loss for the year
ended December 31, 1996                            (1)     (144)       (145)

Partners' (deficit) capital at
December 31, 1996                44,882     $    (147) $  7,758   $   7,611

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 8

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                           1996        1995
Cash flows from operating activities:
  Net loss                                               $   (145)    $   (143)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                          1,180        1,255
     Extraordinary item - loss on early extinguishment
       of debt                                                  9
  Change in accounts:
     Other assets                                              45          (78)
     Accrued expenses and other liabilities                   331           17
     Tenants security deposits payable                        (17)          (5)
          Net cash provided by
            operating activities                            1,403        1,046

Cash flows from investing activities:
  Property improvements and replacements                   (1,076)        (153)
  (Deposits to) withdrawals from restricted escrows        (1,233)          33

          Net cash used in investing activities            (2,309)        (120)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (181)        (174)
  Repayment of mortgage notes payable                      (6,607)          --
  Proceeds from long-term borrowings                        7,400           --
  Loan costs                                                 (209)          --
   Cost paid to extinguish debt                                (9)          --

          Net cash provided by (used in)
            financing activities                              394         (174)

Net (decrease) increase in cash and
  cash equivalents                                           (512)         752

Cash and cash equivalents at beginning of year              2,383        1,631

Cash and cash equivalents at end of year                 $  1,871     $  2,383

Supplemental disclosure of cash flow
  Cash paid for interest                                 $    898     $    817

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 8

                   Notes to Consolidated Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors 8, a California Limited Partnership (the "Partnership" or "Registrant"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of June 26, 1984, for the purpose of acquiring and operating income-producing residential real estate. The Registrant currently owns two properties, one located in Indianapolis, Indiana and one located in Morrisville, North Carolina. The Partnership will terminate on December 31, 2008 in accordance with the terms of the Agreement of Limited Partnership. A total of 44,882 units of the limited partnership were issued for aggregate capital contributions of $22,441,000. In addition, the general partner contributed a total of $1,000 to the Partnership.

Principles of Consolidation:

In November 1996, the Partnership refinanced the mortgages secured by the Williamsburg on the Lake Apartments property which consisted of two sections, and was purchased on behalf of the Partnership by two lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the properties, ownership of Williamsburg on the Lake Apartments reverted to the Partnership and the two lower tier partnerships were dissolved. The statements of operations for the years ended December 31, 1996 and December 31, 1995, and the statement of cash flows at December 31, 1995, are consolidated. All significant intercompany transactions and balances have been eliminated.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits:

The Partnership requires security deposits from all apartment leases for the duration of the lease and are considered restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs:

Loan costs of $284,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $42,000. Amortization of loan costs is included in interest expense.

Investment Properties:

During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121", Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107", Disclosure about Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Advertising Costs:

Advertising costs of $76,000 and $87,000 are charged to expense as incurred and are included in "Operating" expenses in the accompanying statement of operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Net Loss Per Limited Partnership Unit:

Net loss per limited partnership unit is calculated by dividing the net loss allocated to the limited partners by the number of units outstanding.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                       Monthly                       Principal    Principal
                       Payment    Stated              Balance     Balance At
                      Including  Interest  Maturity    Due At    December 31,
        Property      Interest     Rate      Date     Maturity       1996

Williamsburg on the
 Lake Apartments       $  45      7.33%     11/03   $  7,400     $  7,400
Huntington Apartments     34      9.85%      2/02      3,211        3,583
                                                    $ 10,611     $ 10,983


The estimated fair value of the Partnership's aggregate debt is approximately $11,335,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 1996 are as follows (dollar amounts in thousands):

                 1997                   $     59
                 1998                         65
                 1999                         72
                 2000                         80
                 2001                         88
              Thereafter                  10,619
                                        $ 10,983

In November 1996, the Partnership refinanced the mortgage debt secured by the Williamsburg on the Lake Apartments property which consisted of two sections, purchased on behalf of the Partnership by two lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the property, ownership of Williamsburg on the Lake Apartments reverted to the Partnership and the two lower tier partnerships were dissolved. The property was refinanced with conventional debt no longer subject to certain requirements of the Department of Housing and Urban Development. Monthly payments on the new $7,400,000 mortgage debt are interest only at a rate of 7.33%. The $7,400,000 principal is due in November 2003. The Partnership paid prepayment penalties of approximately $9,000 as a result of paying off the previous debt secured by the Williamsburg on the Lake Apartments property early. In addition, the Partnership incurred $209,000 in loan costs associated with the refinance.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net loss and Federal taxable loss:

                                              1996             1995
                                        (in thousands, except unit data)
Net loss as reported                      $   (145)        $   (143)
Add (deduct):
  Depreciation differences                     176              223
  Miscellaneous                                 17               (2)

Federal taxable income                    $     48         $     78

Federal taxable income
  per limited partnership unit            $   1.07         $   1.74

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets:
                                            1996
                                       (in thousands)
Net assets as reported                  $  7,611
Land and buildings                        (1,284)
Accumulated depreciation                    (886)
Syndication and distribution costs         2,637
Prepaid rent                                  18
Other                                         (2)

Net assets - Federal tax basis         $   8,094


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:

                                            1996            1995
                                               (in thousands)
Property management fees                $  228           $  222

Reimbursement for services of
  affiliates                               307              275

Included in "Reimbursements for services of affiliates" for 1996 are approximately $41,000 in reimbursements for construction oversight costs. Also included are $83,000 in loan costs related to the refinancing of Williamsburg on the Lake Apartments.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $111,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

For services relating to the administration of the Partnership and operation of its properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was not entitled to receive any non-accountable expense reimbursements for the years ended December 31, 1996 and 1995.

For managing the affairs of the Partnership, NPI Equity is entitled to receive a partnership management fee. The fee is to be equal to 4% of the Partnership's adjusted cash from operations, of which 50% is subordinated to the limited partners receipt of a 5% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital. NPI Equity was not entitled to a fee for the years ended December 31, 1996 and 1995.

NPI Equity is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. There were no distributions of adjusted cash from operations for the years ended December 31, 1996 and 1995. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Certain amendments to the Partnership Agreement ("Amendments"), as described in the "Statement Furnished in Connection with the Solicitation of Consents," provided to each limited partner on September 1, 1992, and approved by a majority of the limited partners on October 16, 1992 (the "Approval Date") retroactive to January 1, 1992, are summarized as follows:

 Upon sale of Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold.

 Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnerships). The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                            Initial Cost
                           To Partnership
                           (in thousands)
                                                                    Cost
                                                 Buildings      Capitalized
                                                and Related      (Removed)
                                                  Personal     Subsequent to
     Description      Encumbrances     Land       Property      Acquisition

Williamsburg on the  $    7,400    $     590  $   14,822      $   2,808
 Lake Apartments
Huntington Apartments     3,583        1,368       9,233            715

Total                $   10,983    $   1,958  $   24,055      $   3,523


                               Gross Amount at Which Carried
                                      At December 31, 1996
                                      (in thousands)

                                  Buildings
                                And Related                              Year
                                  Personal             Accumulated        of          Date      Depreciable
   Description           Land     Property    Total   Depreciation   Construction   Acquired    Life-Years
Williamsburg on the
 Lake Apartments       $   594  $  17,626   $ 18,220   $  10,174       1974-1976      3/86         5-27 yrs
Huntington Apartments    1,376      9,940     11,316       3,741         1986         3/88         5-29 yrs

Total                  $ 1,970  $  27,566   $ 29,536   $  13,915

Reconciliation of Investment Properties and Accumulated Depreciation:

                                               Years Ended December 31,
                                                  1996           1995
                                                    (in thousands)
Balance at beginning of year                 $   28,460     $   28,307
  Property improvements                           1,076            153

Balance at end of year                       $   29,536     $   28,460


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $28,252,000 and $27,166,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $14,801,000 and $13,810,000, respectively.

                                               Years Ended December 31,
                                                  1996             1995
                                                     (in thousands)
Accumulated Depreciation

Balance at beginning of year                  $  12,747        $  11,499
  Additions charged to expense                    1,168            1,248


Balance at end of year                        $  13,915        $  12,747


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co. LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.


     Name                                Age               Position

William H. Jarrard, Jr.                  50                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

John K. Lines, Esq.                      37                Vice President and
                                                           Secretary

Kelley M. Buechler                       39                Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of MAG.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner and has served as Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of NPI Equity Investments, Inc. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1996.

         Name of               Amount and nature of
      Beneficial Owner           Beneficial Owner          % of Class

 Insignia Properties, L.P.            16,447                  36.6

There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.

As a result of its ownership of 16,447 of limited partnership units, Insignia Properties, L.P. could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:

                                            1996            1995
                                               (in thousands)
Property management fees                $  228           $  222

Reimbursement for services of
  affiliates                               307              275


Included in "Reimbursements for services of affiliates" for 1996 are approximately $41,000 in reimbursements for construction oversight costs. Also included are $83,000 in loan costs related to the refinancing of Williamsburg on the Lake Apartments.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $111,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

For services relating to the administration of the Partnership and operation of its properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was not entitled to receive any non-accountable expense reimbursements for the years ended December 31, 1996 and 1995.

For managing the affairs of the Partnership, NPI Equity is entitled to receive a partnership management fee. The fee is to be equal to 4% of the Partnership's adjusted cash from operations, of which 50% is subordinated to the limited partners receipt of a 5% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital. NPI Equity was not entitled to a fee for the years ended December 31, 1996 and 1995.

NPI Equity is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. There were no distributions of adjusted cash from operations for the years ended December 31, 1996 and 1995. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Certain amendments to the Partnership Agreement ("Amendments"), as described in the "Statement Furnished in Connection with the Solicitation of Consents," provided to each limited partner on September 1, 1992, and approved by a majority of the limited partners on October 16, 1992 (the "Approval Date") retroactive to January 1, 1992, are summarized as follows:

 Upon sale of Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transactions proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnerships). The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  No reports on form 8-K were filed during the fourth quarter of 1996.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NATIONAL PROPERTY INVESTORS 8

                           By:   NPI EQUITY INVESTMENTS, INC.
                                 MANAGING GENERAL PARTNER


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 21, 1997
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Principal Financial         March 21, 1997
Ronald Uretta                        Officer and Principal
                                     Accounting Officer



                                 EXHIBIT INDEX



   Exhibit Number                 Description of Exhibit

      2.1                    NPI Inc. Stock Purchase Agreement (1)

      2.2                    Partnership Units Purchase Agreement (2)

      2.3                    Management Purchase Agreement (3)

      2.4                    Limited Liability Company Agreement of Riverside
                             Drive L.L.C. (4)

      2.5                    Master Indemnity Agreement (5)

      3.4                    Agreement of Limited Partnership (6)

      3.4                    Amendments to the Agreement of Limited Partnership
                             (7)

      3.4                    Amendments to the Agreement of Limited Partnership
                             (8)

      3.4                    Amendments to the Agreement of Limited Partnership
                             (9)

      10.1 Contract dated December 26, 1985 among SB Partners, as Seller and NPI 7 and the Registrant, tenants in common as Buyer, relating to the purchase and sale of Oakwood Village Apartments
                             (10)

      10.2 Purchase Money Note dated December 26, 1985 executed by NPI 7 and the Registrant (10)

      10.3 Deed of Trust and Assignment of Rents dated December 26, 1985 among NPI 7 and Registrant, tenants in common, as Trustor, SB Partners, as Beneficiary, and Chicago Title Insurance Company, as Trustee (10)

      10.4 Deed of Trust dated April, 1977 among A.G. Spanos Construction, Inc., as Trustor, Citizens Savings and Loan Associate(s), as Beneficiary, and Master Mortgage Company, as Trustee (10)

      10.5 Deed of Trust dated May 1, 1983 among SB Partners, as Trustor, Antioch, Ltd., as Beneficiary, and Chicago Title Insurance Company, as Trustee (10)

      10.6 Co-Ownership Agreement dated December 26, 1985 between National Property Investors 7 and the Registrant, relating to co-ownership, as tenants in common, of Oakwood Village Apartments (10)

      10.7 Agreement of Purchase and Sale dated December 30, 1985 among Williamsburg West and Williamsburg West II, as Seller, and the Registrant, as Purchaser, relating to Williamsburg on the Lake Apartments
                             (10)

      10.8 Agreement of Sale dated December 21, 1987 between the Registrant and Seller (11)

      10.9                   Amended and Restated Promissory Note dated
                             February 11, 1988 (11)

      10.10 Amended and Restated Deed of Trust; Modification of Assignment of Rents; partial release from Deed of Trust and Assignment of Rents dated February 11, 1988 between Seller and the Wachovia Bank and Trust Company N.A. (12)

      10.11 Rental Achievement Agreement dated February 11, 1988 between the Registrant and Seller (12)

      10.12 Escrow Agreement dated February 11, 1988 between the Registrant and Seller (12)

      10.13 Letter Agreement dated February 11, 1988 between the Registrant and Seller (12)

      10.14 Mortgage and Note dated May 8, 1989 between the Registrant and Meritor Mortgage Corporation - East with Respect to Rocky Ridge manor Apartments (13)

      10.15 Purchase Agreement dated as of November 20, 1990 by and between the Managing General Partner and the Prior Managing General Partner, IRI Properties Capital Corp. and RPMC (the "Purchase Agreement")
                             (14)

      10.16 Fifth Note and Deed of Trust Modification and Extension Agreement dated August 29, 1990 among the Registrant, James W. Sapp and Wachovia Bank and Trust Company, N.A. (15)

      10.17                  Amendments to the Purchase Agreement (16)

      10.18 Property Management Agreement dated June 21, 1991 by and between the Registrant and NPI Management with respect to the Registrant's properties (17)

      10.19 Deed of Trust and Security Agreement among the Registrant and Morgan Guaranty Trust Company of New York, as Trustee, as Lender as it pertains to Huntington Apartments (18)

      10.20                  Agreement of Limited Partnership of Oaklift, L.P.
                             as it pertains to the Registrant's ownership interest in Oakwood Village Apartments (19)

      10.21 Debtor's Disclosure Statement and Plan of Reorganization; In Re: Oaklift, L.P.; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (19)

      10.22 Debtor's Amended Disclosure Statement and Plan of Reorganization; In re: Oaklift, L.P. Debtor; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (20)

      10.23 Debtor's Second Amended Disclosure Statement and Plan of Reorganization; In re: Oaklift, L.P., Debtor; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (21)

      10.24 Debtor's Third Amended and Restated plan of Reorganization; In re: Oaklift, L.P., Debtor; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (22)

      10.25 Multifamily Mortgage dated November 1, 1996, between National Property Investors 8, a California Limited Partnership and Lehman Brothers Holdings Inc., relating to Williamsburg I & II

      27                     Financial Data Schedule


      (1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

      (2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

      (3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

      (4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

      (5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

      (6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated May 13, 1985 contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-95864).

      (7) Incorporated by reference to Exhibits 3, 4(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1985.

      (8) incorporated by reference to the definitive Proxy Statement of the Registrant dated April 3, 1991.

      (9) Incorporated by reference to the Statement Furnished In Connection With The Solicitation Of Consents of the Registrant dated August 28, 1992.

      (10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 26, 1985.

      (11) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 1987.

      (12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 11, 1988.

      (13) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

      (14) Incorporated by reference to the Registrant's Annual Report on Form 8-K dated November 20, 1990.

      (15) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1990.

      (16) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 21, 1991.

      (17) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1991. Identical agreements have been entered into for each of the Registrant's properties. The only difference in the agreements is that the applicable property name has been inserted into the agreement.

      (18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

      (19) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992.

      (20) Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the period ended June 30, 1993.

      (21) Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the period ended September 30, 1993.

      (22) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1993.