Form 10QSB
period 1997-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1997-05-13
CIK 763701

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


                For the quarterly period ended March 31, 1997


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

                                (864) 239-1000
                          Issuer's telephone number



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

                                March 31, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                   $ 2,218
    Restricted                                                          73
  Accounts receivable                                                   33
  Escrow for taxes                                                     154
  Restricted escrows                                                 1,245
  Other assets                                                         245
  Investment properties:
     Land                                            $  1,970
     Buildings and related
       personal property                               27,645
                                                       29,615
     Less accumulated depreciation                    (14,201)      15,414

     Total Assets                                                  $19,382

Liabilities and Partners' Capital

  Accounts payable and accrued expense                             $   252
  Accrued taxes                                                        501
  Tenant security deposits                                              73
  Mortgage notes payable                                            10,969
Partners' capital (deficit)
  Limited partners (44,882 units outstanding)        $ 7,734
  General partners                                      (147)        7,587

     Total Liabilities and Partners' Capital                       $19,382

         See Accompanying Notes to Consolidated Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 8
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                             Three Months
                                                             Ended March 31,
                                                         1997              1996
Revenues:
  Rental                                           $    1,040          $    1,053
  Other                                                    97                  74
    Total revenues                                      1,137               1,127

Expenses:
  Operating                                               331                 330
  General and administrative                               40                  74
  Maintenance                                             101                 109
  Interest                                                277                 222
  Depreciation                                            287                 287
  Property taxes                                          125                 151
    Total expenses                                      1,161               1,173

      Net loss                                     $      (24)         $      (46)

Loss allocated to general partners (1%)            $       --          $       --
Loss allocated to limited partners (99%)                  (24)                (46)

      Net loss                                     $      (24)         $      (46)

Net loss per limited partnership unit              $    ( .53)         $    (1.02)

          See Accompanying Notes to Consolidated Financial Statements

c)                         NATIONAL PROPERTY INVESTORS 8
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                          (in thousands, except for unit data)

                                   Limited
                                 Partnership     General       Limited        Total
                                    Units        Partners      Partners      Capital
Original capital contributions     44,882      $       1     $  22,441     $  22,442

Partners' (deficit) capital at
  December 31, 1996                44,882      $    (147)    $   7,758     $   7,611

Net loss for the three
  months ended March 31, 1997          --             --           (24)          (24)

Partners' (deficit) capital at
  March 31, 1997                   44,882      $    (147)    $   7,734     $   7,587

              See Accompanying Notes to Consolidated Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 8
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1997            1996
Cash flows from operating activities:
  Net loss                                            $     (24)      $     (46)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation                                             287             287
   Amortization of loan costs                                10               2
Change in accounts:
   Other assets                                             230            (144)
   Accounts payable and accrued expenses                    (57)            302
   Tenant security deposits                                  (6)             (6)

     Net cash provided by operating activities              440             395

Cash flows used in investing activities:
   Property improvements and replacements                   (79)            (40)

Cash flows used in financing activities:
   Payments on mortgage notes payable                       (14)            (49)

Net increase in unrestricted cash and
   cash equivalents                                         347             306

Unrestricted cash and cash equivalents
   at beginning of period                                 1,871           2,383

Unrestricted cash and cash equivalents
   at end of period                                   $   2,218       $   2,689

Supplemental information:
  Cash paid for interest                              $     224       $   2,559

            See Accompanying Notes to Consolidated Financial Statements

e)                          NATIONAL PROPERTY INVESTORS 8

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in National Property Investors 8's (the "Partnership") annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

The following transactions with Insignia, NPI and affiliates were charged to expense in 1997 and 1996:


                                                   For the Three Months Ended
                                                           March 31,
                                                        (in thousands)
                                                      1997           1996
Property management fees (included in operating
  expenses)                                          $  49           $  53
Reimbursement for services of affiliates (included
  in general and administrative expenses)               29              60


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner, by virtue of the agent's obligations, is not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                 Average
                                                Occupancy
Property                                     1997           1996
Williamsburg on the Lake Apartments
  Indianapolis, Indiana (1)                  85%             92%
Huntington Athletic Club Apartments
  Morrisville, North Carolina                91%             92%

1)The Managing General Partner attributes the decrease in occupancy at the Williamsburg on the Lake Apartments property to increasing qualifying standards for residents and an overall decrease in occupancy in the Indianapolis market.

The Partnership's net loss for the three months ended March 31, 1997, was $24,000 versus $46,000 for the comparable period of 1996. The decrease in net loss is primarily due to an increase in other income and decreases in general and administrative expenses. Other income increased due to increases in interest income and lease cancellation fees. General and administrative expenses decreased due primarily to non-recurring expenses, which were incurred in the first quarter of 1996, relating to the relocation of the partnership administration offices.

Included in maintenance expense for the three months ended March 31, 1997, is $17,000 of major repairs and maintenance comprised of major landscaping and small equipment purchases. Included in maintenance expense for the three months ended March 31, 1996, is $10,000 of major repairs and maintenance comprised of exterior and interior building improvements.

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

At March 31, 1997, the Partnership had unrestricted cash of $2,218,000, as compared to $2,689,000 at March 31, 1996. Net cash provided by operating activities increased primarily as a result of a decrease in other assets. This was partially offset by a decrease in accounts payable and accrued expenses. Other assets decreased due to a decrease in escrow accounts, as reserves required by HUD are no longer necessary after the refinancing of the mortgage secured by the Williamsburg on the Lake Apartments property (see discussion below). Accounts payable and accrued expenses decreased due to the timing of payments of accrued expenses. Net cash used in investing activities increased due primarily to the construction of a new recreation center at the Williamsburg on the Lake Apartments property. Net cash used in financing activities decreased due to the refinancing of the mortgage debt secured by the Williamsburg on the Lake Apartments property (see discussion below).
In November 1996, the Partnership refinanced the mortgage debt secured by the Williamsburg on the Lake Apartments property from a HUD insured loan, which required principal and interest payments, to a conventional loan, which requires interest only payments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,969,000 is amortized over varying periods. The mortgage encumbering the Huntington Athletic Club Apartments property requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property is interest only with the principal balance of $7,400,000 due November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The Managing General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. No cash distributions were paid during the three months ended March 31, 1997 or March 31, 1996.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         No reports on form 8-K were filed during the three months ended March 31, 1997.


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





                           NATIONAL PROPERTY INVESTORS 8


                           By:   NPI EQUITY INVESTMENTS, INC.
                                 MANAGING GENERAL PARTNER


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer




                           Date: May 13, 1997