Form 10QSB
period 1997-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1997-07-28
CIK 763701

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       or

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

                                (864) 239-1000
                          Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)
                        NATIONAL PROPERTY INVESTORS 8
                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                June 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                   $ 2,954
    Restricted                                                          70
  Accounts receivable                                                   34
  Escrow for taxes                                                     114
  Restricted escrows                                                   548
  Other assets                                                         251
  Investment properties:
     Land                                            $  1,970
     Buildings and related personal property           27,748
                                                       29,718
     Less accumulated depreciation                    (14,491)      15,227

                                                                   $19,198

Liabilities and Partners' Capital
  Accounts payable                                                 $    12
  Other liabilities                                                    165
  Accrued taxes                                                        414
  Tenant security deposits                                              69
  Mortgage notes payable                                            10,954
Partners' capital (deficit)
  General partners                                   $  (148)
  Limited partners (44,882 units outstanding)          7,732         7,584

                                                                   $19,198

         See Accompanying Notes to Consolidated Financial Statements

b)
                            NATIONAL PROPERTY INVESTORS 8
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                    1997           1996           1997           1996
Revenues:
  Rental income                  $  1,059       $  1,058       $  2,099       $  2,111
  Other income                        123             85            220            159
    Total revenues                  1,182          1,143          2,319          2,270
Expenses:
  Operating                           337            310            668            640
  General and administrative           55             89             95            163
  Maintenance                         170            136            271            245
  Interest                            233            205            510            427
  Depreciation                        289            291            576            578
  Property taxes                       93             85            218            236
    Total expenses                  1,177          1,116          2,338          2,289

      Net income (loss)         $       5      $      27       $    (19)      $    (19)

Net income (loss) allocated
 to general partners (1%)       $      --      $      --       $     --       $     --

Net income (loss) allocated
 to limited partners (99%)              5             27            (19)           (19)

      Net income (loss)         $       5      $      27       $    (19)      $    (19)

Net income (loss) per
 limited partnership unit       $     .11      $     .60       $   (.42)      $   (.42)

             See Accompanying Notes to Consolidated Financial Statements

 c)
                             NATIONAL PROPERTY INVESTORS 8
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited         Total
                                       Units      Partners      Partners       Capital
Original capital contributions        44,882     $       1    $   22,441    $   22,442

Partners' (deficit) capital at
  December 31, 1996                   44,882     $    (147)   $    7,758    $    7,611

Partners' distributions for the
  six months ended June 30, 1997          --            (1)           (7)           (8)

Net loss for the six
  months ended June 30, 1997              --            --           (19)          (19)

Partners' (deficit) capital at
  June 30, 1997                       44,882     $    (148)   $    7,732    $    7,584

              See Accompanying Notes to Consolidated Financial Statements

d)
                           NATIONAL PROPERTY INVESTORS 8
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                            1997            1996
Cash flows from operating activities:
  Net loss                                             $     (19)      $     (19)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                              576             578
   Amortization of loan costs                                 19               4
Change in accounts:
   Other assets                                              955             (81)
   Accounts payable and accrued expenses                    (219)            219
   Tenant security deposits                                  (10)             (9)

     Net cash provided by operating activities             1,302             692

Cash flows used in investing activities:
   Property improvements and replacements                   (182)           (102)

Cash flows from financing activities:
   Payments on mortgage notes payable                        (29)            (99)
   Partners' distributions                                    (8)             --
     Net cash used in financing activities                   (37)            (99)

Net increase in unrestricted cash and
  cash equivalents                                         1,083             491

Unrestricted cash and cash equivalents at
  beginning of period                                      1,871           2,383

Unrestricted cash and cash equivalents at
  end of period                                        $   2,954       $   2,874

Supplemental information:
  Cash paid for interest                               $     490       $     423

            See Accompanying Notes to Consolidated Financial Statements

e)                          NATIONAL PROPERTY INVESTORS 8
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in National Property Investors 8's (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with Insignia, NPI and affiliates were charged to expense in 1997 and 1996:

                                                        For the Six Months Ended
                                                                June 30,
                                                             (in thousands)
                                                            1997           1996
Property management fees (included in operating
  expenses)                                               $ 112           $ 109
Reimbursement for services of affiliates (included
  in general and administrative expenses)                    57              94


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                        1997         1996
Williamsburg on the Lake Apartments
  Indianapolis, Indiana (1)                      86%          91%
Huntington Athletic Club Apartments
  Morrisville, North Carolina                    92%          93%

1) The Managing General Partner attributes the decrease in occupancy at the Williamsburg on the Lake Apartments property to increasing qualifying standards for residents and an overall decrease in occupancy in the Indianapolis market.

The Partnership's net loss for the six months ended June 30, 1997, and for the six months ended June 30, 1996, was approximately $19,000. The Partnership realized net income of $5,000 and $27,000 for the three months ended June 30, 1997 and 1996, respectively. Although the net loss for the Partnership remained the same for the six months ended June 30, 1997, compared to the corresponding period of 1996, both total revenues and total expenses increased for the first six months of 1997. The increase in revenues resulted primarily from an increase in other income due to increased interest income and increases in corporate unit income, pet fees, application fees and cleaning/damage fees. Increased maintenance expenses contributed to the overall increase in total expenses. Maintenance expense increased as a result of a major landscaping project completed to enhance the entrance at Huntington Athletic Club Apartments. Partially offsetting the increase in total expenses was a decrease in general and administrative expenses, primarily resulting from non-recurring expenses which were incurred in the first quarter of 1996 relating to the relocation of the partnership administration offices.

Included in maintenance expense for the six months ended June 30, 1997, is approximately $83,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements. Included in maintenance expense for the six months ended June 30, 1996, is $29,000 of major repairs and maintenance comprised of exterior building improvements and swimming pool repairs.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $2,954,000 compared to approximately $2,874,000 at June 30, 1996. Net cash provided by operating activities increased primarily as a result of a decrease in other assets. This was partially offset by a decrease in accounts payable and accrued expenses. Other assets decreased due to a decrease in escrow accounts, as reserves required by HUD are no longer necessary after the refinancing of the mortgage secured by the Williamsburg on the Lake Apartments property (see discussion below). Accounts payable and accrued expenses decreased due to the timing of payments of accrued expenses. Net cash used in investing activities increased primarily due to the construction of a new recreation center at the Williamsburg on the Lake Apartments property. Net cash used in financing activities decreased due to the refinancing of the mortgage debt secured by the Williamsburg on the Lake Apartments property. In November 1996, the Partnership refinanced the mortgage debt secured by the Williamsburg on the Lake Apartments property from a HUD insured loan, which required principal and interest payments, to a conventional loan requiring interest only payments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,954,000 is amortized over varying periods. The mortgage encumbering the Huntington Athletic Club Apartments property requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property requires interest only payments with the principal balance of $7,400,000 due November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The Managing General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. During the six months ended June 30, 1997, the Partnership paid approximately $8,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina. These taxes have been treated as a distribution to the limited partners. No cash distributions were paid during the six months ended June 30, 1996.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         No reports on form 8-K were filed during the three months ended June 30, 1997.


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


                           Date: July 28, 1997