Form 10QSB
period 1997-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1997-10-29
CIK 763701

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)



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

                              September 30, 1997




Assets
  Cash and cash equivalents:
    Unrestricted                                                   $ 1,588
    Restricted                                                          69
  Accounts receivable                                                   41
  Escrow for taxes                                                     232
  Restricted escrows                                                   581
  Other assets                                                         243
  Investment properties:
     Land                                            $  1,970
     Buildings and related personal property           28,003
                                                       29,973
     Less accumulated depreciation                    (14,790)      15,183

                                                                   $17,937

Liabilities and Partners' Capital
  Accounts payable                                                 $    33
  Other liabilities                                                    256
  Accrued taxes                                                        544
  Tenant security deposits                                              69
  Mortgage notes payable                                            10,939
Partners' (deficit) capital
  General partner                                    $  (162)
  Limited partners (44,882 units issued and
     outstanding)                                      6,258         6,096
                                                                   $17,937

         See Accompanying Notes to Consolidated Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 8
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1997        1996       1997         1996
Revenues:
  Rental income                 $   1,149  $   1,081   $  3,248    $  3,192
  Other income                        100        107        320         266
    Total revenues                  1,249      1,188      3,568       3,458
Expenses:
  Operating                           373        324      1,041         964
  General and administrative           52         52        147         215
  Maintenance                         152        188        423         433
  Interest                            229        239        739         666
  Depreciation                        300        291        876         869
  Property taxes                      131        128        349         364
    Total expenses                  1,237      1,222      3,575       3,511

      Net income (loss)         $      12  $     (34)  $     (7)   $    (53)

Net loss allocated
 to general partner (1%)        $      --  $      --   $     --    $     (1)

Net income (loss) allocated
 to limited partners (99%)             12        (34)        (7)        (52)

      Net income (loss)         $      12  $     (34)  $     (7)   $    (53)

Net income (loss) per
 limited partnership unit       $     .27  $    (.76)  $   (.16)   $  (1.16)

          See Accompanying Notes to Consolidated Financial Statements


 c)                          NATIONAL PROPERTY INVESTORS 8
                 CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited
                                Partnership  General      Limited        Total
                                   Units     Partner     Partners       Capital
Original capital contributions    44,882    $       1   $   22,441   $   22,442

Partners' (deficit) capital at
  December 31, 1996               44,882    $    (147)  $    7,758   $    7,611

Partners' distributions for
  the nine months ended               --          (15)      (1,493)      (1,508)
  September 30, 1997

Net loss for the nine months
  ended September 30, 1997            --           --           (7)          (7)

Partners' (deficit) capital at
  September 30, 1997              44,882    $    (162)  $    6,258   $    6,096

              See Accompanying Notes to Consolidated Financial Statements


d)                         NATIONAL PROPERTY INVESTORS 8
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                         Nine Months Ended
                                                            September 30,
                                                          1997        1996
Cash flows from operating activities:
  Net loss                                             $      (7)  $     (53)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation                                              876         869
   Amortization of loan costs                                 29           6
Change in accounts:
   Other assets                                              796        (124)
   Accounts payable and accrued expenses                      22         160
   Tenant security deposits                                  (10)        (12)

     Net cash provided by operating activities             1,706         846

Cash flows used in investing activities:
   Property improvements and replacements                   (437)       (301)

Cash flows from financing activities:
   Payments on mortgage notes payable                        (44)       (151)
   Partners' distributions                                (1,508)         --
     Net cash used in financing activities                (1,552)       (151)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                          (283)        394

Unrestricted cash and cash equivalents at
  beginning of period                                      1,871       2,383

Unrestricted cash and cash equivalents at
  end of period                                        $   1,588   $   2,777

Supplemental information:
  Cash paid for interest                               $     713   $     632

Non-cash investing and financing activities:
  Property improvements and replacements in
    accounts payable                                   $      --   $     119

            See Accompanying Notes to Consolidated Financial Statements


e)                          NATIONAL PROPERTY INVESTORS 8
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in National Property Investors 8's (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with Insignia, NPI and affiliates were charged to expense in 1997 and 1996:


                                                     For the Nine Months Ended
                                                            September 30,
                                                           (in thousands)
                                                         1997          1996
Property management fees (included in operating
  expenses)                                              $ 171        $ 164
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   85          149


From January 19, 1996, through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE C - REFINANCE OF WILLIAMSBURG ON THE LAKE APARTMENTS

In November 1996, the Partnership refinanced the mortgage debt secured by the Williamsburg on the Lake Apartments property. The property was refinanced with conventional debt no longer subject to certain requirements of the Department of Housing and Urban Development. Monthly payments on the new $7,400,000 mortgage debt are interest only at 7.33%. The $7,400,000 principal is due in November 2003.

NOTE D - DISTRIBUTIONS TO PARTNERS

In the third quarter of 1997, the Partnership distributed approximately $1,500,000 from operations to the partners. Of this amount, approximately $15,000 was distributed to the General Partner and approximately $1,493,000 was distributed to the limited partners.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                        1997        1996
Williamsburg on the Lake Apartments
  Indianapolis, Indiana (1)                      89%         91%
Huntington Athletic Club Apartments
  Morrisville, North Carolina                    93%         94%


1) The Managing General Partner attributes the decrease in occupancy at the Williamsburg on the Lake Apartments property to increasing qualifying standards for residents and an overall decrease in occupancy in the Indianapolis market.

The Partnership's net loss for the nine months ended September 30, 1997, and for the nine months ended September 30, 1996, was approximately $7,000 and $53,000 respectively. The Partnership realized net income of approximately $12,000 and a net loss of approximately $34,000 for the three months ended September 30, 1997 and 1996, respectively. The decrease in net loss for the nine months ended September 30, 1997, compared to the corresponding period of 1996, is due to increased revenues partially offset by a net increase in overall expenses. The increase in revenues resulted primarily from an increase in rental and other income. Other income increased due to increased interest income earned on a replacement reserve maintained in connection with the November 1996 refinance of the mortgage encumbering Williamsburg on the Lake Apartments. Furthermore, higher investment balances were held through the third quarter of 1997 versus 1996, resulting in increased interest income. Rental income increased as a result of rental rate increases at the Partnership's investment properties. Increased operating expenses contributed to the increase in total expenses. Operating expenses increased at Huntington Athletic Club Apartments due to increased concessions and advertising costs expended in an effort to maintain occupancy rates in the competitive North Carolina market. Partially offsetting the increase in total expenses was a decrease in general and administrative expenses, which resulted from non-recurring expenses incurred in the first quarter of 1996 relating to the relocation of the partnership administration offices.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $89,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements. Included in maintenance expense for the nine months ended September 30, 1996, is approximately $116,000 of major repairs and maintenance comprised of major landscaping, exterior building improvements and exterior painting.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $1,588,000 compared to approximately $2,777,000 at September 30, 1996. Net cash provided by operating activities increased primarily as a result of a decrease in other assets. Other assets decreased due to a decrease in escrow accounts, as reserves required by HUD are no longer necessary after the refinancing of the mortgage secured by the Williamsburg on the Lake Apartments property (see discussion below). Net cash used in investing activities increased due to the construction of a new recreation center at the Williamsburg on the Lake Apartments property and due to a major paving project at the Huntington Athletic Club Apartments. Net cash used in financing activities increased as a result of a distribution made in the third quarter of 1997 totaling approximately $1,508,000. Payments on mortgage notes payable decreased during the nine months ended September 30, 1997, versus the nine months ended September 30, 1996, due to the refinance of the Williamsburg on the Lake Apartments property in 1996. As a result of the refinance, this mortgage was converted to a mortgage which requires interest-only payments.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,939,000 is amortized over varying periods. The mortgage encumbering the Huntington Athletic Club Apartments property requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property requires interest only payments with the principal balance of $7,400,000 due November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. During the quarter ended September 30, 1997, the Partnership declared and paid cash distributions from operations of approximately $1,508,000. Subsequent to September 30, 1997, the Partnership paid approximately $97,000 to the general partner for partnership management fees and administrative fees in connection with the distribution. No cash distributions were paid during the nine months ended September 30, 1996.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         No reports on form 8-K were filed during the three months ended September 30, 1997.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           NATIONAL PROPERTY INVESTORS 8


                           By:  NPI EQUITY INVESTMENTS, INC.
                                MANAGING GENERAL PARTNER


                           By:  /s/ William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                           By:  /s/ Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer




                           Date: October 29, 1997