Form 10KSB
period 1997-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1998-03-23
CIK 763701

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from         to

                         Commission file number 0-14554

                         NATIONAL PROPERTY INVESTORS 8
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 4,812,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.
                      DOCUMENTS INCORPORATED BY REFERENCE
                               SEE EXHIBIT INDEX


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

National Property Investors 8 (the "Partnership" or "Registrant") is a California limited partnership formed on June 26, 1984. The Partnership is engaged in the business of operating and holding for investment, income producing real estate properties. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by IPT Insignia Properties Trust, ("IPT"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI and NPI Equity. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

On January 19, 1996, DeForest Ventures, II, L.P. ("DeForest II"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (16,447 Units representing approximately 37% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. As a result, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired. Pursuant to a Schedule 13-D filed by Insignia Properties, L.P. with the Securities and Exchange Commission, Insignia Properties L.P. currently holds 16,612 Units representing approximately 37.0% of the total outstanding Units.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of certain assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P., an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's investment properties.

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

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                           Carrying  Accumulated                     Federal
Property                    Value   Depreciation   Rate   Method    Tax Basis

Williamsburg on the Lake
 Apartments               $ 18,441    $ 10,985     5-27     S/L     $ 7,002
Huntington Apartments       11,595       4,099     5-29     S/L       5,919
                          $ 30,036    $ 15,084                      $12,921

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                        Principal                                   Principal
                        Balance At                                   Balance
                       December 31, Interest    Period    Maturity   Due At
Property                   1997       Rate    Amortized     Date    Maturity

Williamsburg on the
 Lake Apartments       $  7,400       7.33%      (1)        11/03   $  7,400
Huntington Apartments     3,524       9.85%    25 yrs.      2/02       3,211
                       $ 10,924                                     $ 10,611

(1)  Interest only payments.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1997 and 1996 for each property:

                                     Average Annual              Average
                                      Rental Rates              Occupancy
Property                           1997           1996        1997    1996

Williamsburg on the Lake
 Apartments                   $ 6,222/unit   $ 6,135/unit     91%      91%
Huntington Apartments           9,037/unit     8,789/unit     94%      94%


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

Real estate taxes (amounts in thousands) and rates in 1997 for each property were:

                                                  1997            1997
                                                Billing           Rate

Williamsburg on the Lake Apartments (1)         $ 354            10.13%
Huntington Apartments                              97             1.28%

(1) Based on 1996 tax bills as the 1997 billings were not received as of the date of this report filing.


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


                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,882 Limited Partnership Units during its offering period and currently has 1,442 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.
In the third quarter of 1997, the Partnership distributed approximately $1,500,000 from adjusted cash from operations to the partners. Of this amount, approximately $15,000 was distributed to the General Partner and approximately $1,485,000 ($33.09 per Unit) was distributed to the limited partners. No distributions were made during 1996. The General Partner is currently assessing the feasibility of making a distribution during 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership realized net income of approximately $117,000 for the year ended December 31, 1997, compared to a net loss of approximately $145,000 for the year ended December 31, 1996. The increase in net income for the year ended December 31, 1997, compared to the corresponding period of 1996, is due to increased revenues and a net decrease in overall expenses. The increase in revenues resulted from an increase in rental and other income. Rental income increased as a result of rental rate increases at the Partnership's investment properties. Other income increased due to increased interest income earned on a replacement reserve maintained in connection with the November 1996 refinance of the mortgage encumbering Williamsburg on the Lake Apartments. Furthermore, higher investment balances were held during 1997 versus 1996, resulting in increased interest income. Total expenses decreased primarily due to a decrease in operating expenses. Operating expenses decreased during 1997 due to non-recurring projects completed during 1996, such as exterior property improvements at Huntington Apartments and an exterior painting project at Williamsburg on the Lake Apartments. Also, operating expenses were lower at Williamsburg on the Lake Apartments due to a decrease in salary expense resulting from the property operating with one less maintenance employee during 1997. Partially offsetting the decrease in operating expenses was an increase in concessions and advertising costs expended in an effort to maintain occupancy rates at both of the Partnership's investment properties.

Included in operating expense for the year ended December 31, 1997, is approximately $94,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements. Included in operating expense for the year ended December 31, 1996, is approximately $191,000 of major repairs and maintenance comprised of major landscaping, exterior building improvements, and exterior painting.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,777,000 compared to approximately $1,871,000 at December 31, 1996. For the year ended December 31, 1997, net cash and cash equivalents decreased approximately $94,000 compared to a decrease of $512,000 for the year ended December 31, 1996. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable and other liabilities due to the timing of payments to vendors. These decreases were offset by a decrease in receivables and deposits, as reserves required by HUD were no longer necessary after the refinancing of the mortgage secured by the Williamsburg on
the Lake Apartments property (see discussion below).   The increase in net cash
provided by investing activities for the year ended December 31, 1997, resulted from a net decrease in restricted escrows due to withdrawals made from the escrow accounts to cover expenses for exterior improvements at Williamsburg on the Lake Apartments such as the replacement of vinyl siding, shutters, and balconies during 1996, and the construction of a new recreation center during 1997. During the fourth quarter of 1996, approximately $1,182,000 was deposited into a capital repair escrow account, as required by the terms of the refinancing of the mortgage debt secured by the Williamsburg on the Lake Apartments property. In addition, net cash used in property improvements and replacements decreased due to property improvements and replacements which were completed at Williamsburg on the Lake Apartments, as described above. The increase in net cash used in financing activities for the year ended December 31, 1997, resulted primarily from a $1,500,000 distribution to the partners made during the third quarter. During the year ended December 31, 1996, net cash provided by financing activities resulted from proceeds received in the refinancing of the Williamsburg on the Lake Apartments mortgage, and was offset by the repayment of the old mortgage note and the related payment of loan costs. Additionally, payments on mortgage notes payable decreased during the year ended December 31, 1997, compared to the year ended December 31, 1996, due to the refinance of the Williamsburg on the Lake Apartments property in 1996, which resulted in the conversion of the mortgage debt into a mortgage note requiring interest-only payments. (See "Item 7. Note B - Mortgage Notes Payable" for detailed information regarding the refinance of the Williamsburg on the Lake Apartments.)

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At December 31, 1997 and 1996, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness at the Huntington Apartments of approximately $3,524,000 is amortized over twenty-five years and requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property requires interest only payments with the principal balance of $7,400,000 due November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. During the year ended December 31, 1997, the Partnership declared and paid cash distributions from operations of approximately $1,500,000. No cash distributions were paid during the year ended December 31, 1996. The Managing General Partner is assessing the feasibility of making a distribution during 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Consolidated Financial Statements




                          Independent Auditors' Report



To the Partners
National Property Investors 8
Greenville, South Carolina

We have audited the accompanying balance sheet of National Property Investors 8 (a limited partnership) (the "Partnership") as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             /S/ IMOWITZ KOENIG & CO., LLP
                                             Certified Public Accountants


New York, N.Y.
January 16, 1998


                         NATIONAL PROPERTY INVESTORS 8
                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                      $   1,777
  Receivables and deposits                                             284
  Restricted escrows                                                   628
  Other assets                                                         228
  Investment properties (Notes B and E)
     Land                                         $  1,970
     Buildings and related
       personal property                            28,066
                                                    30,036
     Less accumulated depreciation                 (15,084)         14,952

                                                                 $  17,869

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                               $      21
  Tenant security deposits                                              67
  Accrued property taxes                                               469
  Other liabilities                                                    160
  Mortgage notes payable (Notes B and E)                            10,924

Partners' (Deficit) Capital
  General partner                                 $   (161)
  Limited partners (44,882 units issued
     and outstanding)                                6,389           6,228

                                                                 $  17,869

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 8
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                         Years Ended December 31,
                                                            1997           1996
Revenues:
  Rental income                                          $ 4,382         $ 4,269
  Other income                                               430             358
    Total revenues                                         4,812           4,627

Expenses:
  Operating                                                1,816           1,959
  General and administrative                                 283             256
  Depreciation                                             1,169           1,168
  Interest                                                   971             907
  Property taxes                                             456             473
    Total expenses                                         4,695           4,763

Income (loss) before extraordinary item                      117            (136)

Extraordinary item - loss on early
  extinguishment of debt (Note B)                             --              (9)

   Net income (loss)                                     $   117         $  (145)

Net income (loss) allocated to general partner (1%)      $     1         $    (1)
Net income (loss) allocated to limited partners (99%)        116            (144)

   Net income (loss)                                     $   117         $  (145)

Net income (loss) per limited partnership unit:
  Income (loss) before extraordinary item                $  2.58         $ (3.00)
  Extraordinary item                                          --            (.20)

   Net income (loss)                                     $  2.58         $ (3.20)

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 8
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units     Partner    Partners     Total

Original capital contributions    44,882     $      1    $22,441   $22,442

Partners' (deficit) capital at
December 31, 1995                 44,882     $   (146)   $ 7,902   $ 7,756

Net loss for the year ended
December 31, 1996                                  (1)      (144)     (145)

Partners' (deficit) capital at
December 31, 1996                 44,882         (147)     7,758     7,611

Distributions to partners                         (15)    (1,485)   (1,500)

Net income for the year
ended December 31, 1997                             1        116       117

Partners' (deficit) capital at
December 31, 1997                 44,882     $   (161)   $ 6,389   $ 6,228

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 8
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                           1997        1996
Cash flows from operating activities:
  Net income (loss)                                      $    117   $   (145)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Amortization of loan costs                                38         12
     Depreciation                                           1,169      1,168
     Extraordinary item - loss on early extinguishment
       of debt                                                 --          9
  Change in accounts:
     Receivables and deposits                                  80        (20)
     Other assets                                              --         25
     Accounts payable                                        (238)       289
     Tenants security deposits                                (12)       (17)
     Accrued taxes                                             81          8
     Other liabilities                                          9         77

          Net cash provided by operating activities         1,244      1,406

Cash flows from investing activities:
  Property improvements and replacements                     (500)    (1,076)
  Net decrease (increase) in restricted escrows               735     (1,248)

          Net cash provided by (used in)
            investing activities                              235     (2,324)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (59)      (181)
  Repayment of mortgage notes payable                          --     (6,607)
  Proceeds from long-term borrowings                           --      7,400
  Loan costs paid                                             (14)      (197)
  Cost paid to extinguish debt                                 --         (9)
  Distribution to partners                                 (1,500)        --

          Net cash (used in) provided by
            financing activities                           (1,573)       406

Net decrease in cash and cash equivalents                     (94)      (512)

Cash and cash equivalents at beginning of year              1,871      2,383

Cash and cash equivalents at end of year                 $  1,777   $  1,871

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    936   $    898
Supplemental disclosure of non-cash financing activity:
  Accrued loan costs                                     $     --   $     12


          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 8
                   Notes to Consolidated Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: National Property Investors 8, a California Limited Partnership (the "Partnership" or "Registrant"), was organized under the Uniform Limited Partnership Laws of California on June 26, 1984, for the purpose of acquiring and operating income-producing residential real estate. NPI Equity Investments, Inc. is the managing general partner (the "Managing General Partner") of the Partnership. The Registrant currently owns two properties, one located in Indianapolis, Indiana and one located in Morrisville, North Carolina. The Partnership will terminate on December 31, 2008 in accordance with the terms of the Agreement of Limited Partnership. A total of 44,882 units of the Partnership were issued for aggregate capital contributions of $22,441,000. In addition, the general partner contributed a total of $1,000 to the Partnership.

Principles of Consolidation: In November 1996, the Partnership refinanced the mortgages secured by the Williamsburg on the Lake Apartments property which consisted of two sections. The property was purchased on behalf of the Partnership by two lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the properties, ownership of Williamsburg on the Lake Apartments reverted to the Partnership and the two lower tier partnerships were dissolved. The statements of operations for the years ended December 31, 1997 and December 31, 1996, and the statement of cash flows at December 31, 1996, are consolidated. All significant interpartnership transactions and balances have been eliminated.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5-29 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Tenant Security Deposits: The Partnership requires security deposits from all apartment leases for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $286,000 at December 31, 1997, are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the related loans. At December 31, 1997, accumulated amortization is approximately $80,000. Amortization of loan costs is included in interest expense.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, is approximately $11,252,000.

Advertising Costs: Advertising costs of approximately $85,000 and approximately $76,000 are charged to expense as incurred and are included in "Operating" expenses in the accompanying statement of operations for the years ending December 31, 1997 and 1996, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

NOTE B - MORTGAGE NOTES PAYABLE


The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                         Monthly                       Principal    Principal
                         Payment    Stated              Balance    Balance At
                        Including  Interest  Maturity    Due At   December 31,
Property                Interest     Rate      Date     Maturity      1997

Williamsburg on the
 Lake Apartments (1)     $  45      7.33%     11/03   $  7,400    $  7,400
Huntington Apartments       34      9.85%      2/02      3,211       3,524
                                                      $ 10,611    $ 10,924

(1)   Interest only payments.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 1997 are as follows (dollar amounts in thousands):


                 1998                   $     65
                 1999                         72
                 2000                         80
                 2001                         88
                 2002                      3,219
              Thereafter                   7,400
                                        $ 10,924

In November 1996, the Partnership refinanced the mortgage debt secured by the Williamsburg on the Lake Apartments property which consisted of two sections, purchased on behalf of the Partnership by two lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the property, ownership of Williamsburg on the Lake Apartments reverted to the Partnership and the two lower tier partnerships were dissolved. The property was refinanced with conventional debt no longer subject to certain requirements of the Department of Housing and Urban Development. Monthly payments on the new $7,400,000 mortgage debt are interest only at a rate of 7.33%. The $7,400,000 principal balance is due in November 2003. The Partnership paid prepayment penalties of approximately $9,000 as a result of paying off the previous debt secured by the Williamsburg on the Lake Apartments property early. In addition, the Partnership incurred approximately $209,000 in loan costs in 1996 and approximately $2,000 in loan costs in 1997 associated with the refinance.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income or (loss) as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income (loss) and Federal taxable income:


                                              1997             1996
                                        (in thousands, except unit data)
Net income (loss) as reported              $  117          $   (145)
Add (deduct):
  Depreciation differences                    124               176
  Miscellaneous                                12                17

Federal taxable income                     $  253          $     48

Federal taxable income
  per limited partnership unit             $ 5.58          $   1.06


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets:


                                            1997
                                       (in thousands)
Net assets as reported                    $ 6,228
Land and buildings                         (1,268)
Accumulated depreciation                     (763)
Syndication and distribution costs          2,637
Prepaid rent                                   13

Net assets - Federal tax basis            $ 6,847


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1997 and 1996:

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by IPT Insignia Properties Trust, ("IPT"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI and NPI Equity. An affiliate of Insignia owns 16,612 units or approximately 37% of the total Limited Partnership Units.


                                        1997          1996
                                          (in thousands)
Property management fees (included
 in operating expense)                $  233         $  228

Reimbursement for services of
  affiliates                             213            307

Included in "Reimbursements for services of affiliates" for 1997 and 1996 are reimbursements for construction oversight costs in the amount of approximately $28,000 and $41,000, respectively, which are included in operating expense. Also included in the reimbursements for 1996 is approximately $83,000 in loan costs related to the refinancing of Williamsburg on the Lake Apartments, which are capitalized and included in other assets.

From January 1, 1996, through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. For the year ended December 31, 1997, the Managing General Partner received approximately $67,000 for non-accountable expense reimbursements, and was not entitled to receive any non-accountable expense reimbursements for the year ended December 31, 1996.

In addition to the reimbursement discussed above, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is to be equal to 4% of the Partnership's adjusted cash from operations, of which 50% is subordinated to the limited partners receipt of a 5% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital. For the year ended December 31, 1997, the Managing General Partner received $30,000 in partnership management fees, and was not entitled to a fee for the year ended December 31, 1996.

The Managing General Partner is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. A distribution of adjusted cash from operations totaling approximately $1,500,000 was declared and paid during the third quarter of 1997, and the Managing General Partner received its share of approximately $15,000 from this distribution. There were no distributions of adjusted cash from operations for the year ended December 31, 1996. Upon sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Upon sale of Partnership properties, the Managing General Partner will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by the Managing General Partner, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992.

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

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                                       Cost
                                                      Buildings     Capitalized
                                                     and Related     (Removed)
                                                       Personal    Subsequent to
Description               Encumbrances     Land        Property     Acquisition
Williamsburg on the      $    7,400    $     590    $   14,822     $   3,029
 Lake Apartments
Huntington Apartments         3,524        1,368         9,233           994

Total                    $   10,924    $   1,958    $   24,055     $   4,023


                           Gross Amount at Which Carried
                                At December 31, 1997
                                    (in thousands)

                               Buildings
                              And Related                         Year
                               Personal          Accumulated       of         Date    Depreciable
Description             Land   Property   Total  Depreciation Construction  Acquired  Life-Years
Williamsburg on the
 Lake Apartments      $  594  $  17,847  $18,441 $  10,985      1974-1976     3/86     5-27 yrs
Huntington Apartments  1,376     10,219   11,595     4,099        1986        2/88     5-29 yrs

Total                 $1,970  $  28,066  $30,036 $  15,084


Reconciliation of Investment Properties and Accumulated Depreciation:


                                               Years Ended December 31,
                                                  1997           1996
                                                    (in thousands)
Balance at beginning of year                 $  29,536       $  28,460
  Property improvements                            500           1,076

Balance at end of year                       $  30,036       $  29,536


                                                Years Ended December 31,
                                                  1997            1996
                                                     (in thousands)
Accumulated Depreciation

Balance at beginning of year                  $  13,915        $  12,747
  Additions charged to expense                    1,169            1,168

Balance at end of year                        $  15,084        $  13,915

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is $28,769,000 and $28,252,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is $15,847,000 and $14,801,000, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co. LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of National Properties, Inc. ("NPI, Inc.") until December 31, 1996, at which time Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired the stock of NPI Equity.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity are set forth below. There are no family relationships between or among any officers or directors.


Name                                     Age               Position

William H. Jarrard, Jr.                  51                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

Martha L. Long                           38                Controller

Robert D. Long, Jr.                      30                Vice President

Daniel M. LeBey                          32                Vice President and
                                                           Secretary

Kelley M. Buechler                       40                Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1997.

           Name of              Amount and nature of
       Beneficial Owner           Beneficial Owner          % of Class

  Insignia Properties, L.P.            16,612                 37.0%

There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.

On January 19, 1996, DeForest Ventures II, L.P. ("Ventures II"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (16,447 Units representing approximately 37% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. As a result, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired. Pursuant to a Schedule 13-D filed by Insignia Properties, L.P. with the Securities and Exchange Commission, Insignia Properties L.P. currently holds 16,612 Units representing approximately 37.0% of the total outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1997 and 1996:


                                           1997           1996
                                              (in thousands)
Property management fees                $  233          $  228

Reimbursement for services of
  affiliates                               213             307


Included in "Reimbursements for services of affiliates" for 1997 and 1996 are reimbursements for construction oversight costs in the amount of approximately $28,000 and $41,000, respectively. Also included in the reimbursements for 1996 is approximately $83,000 in loan costs related to the refinancing of Williamsburg on the Lake Apartments.

From January 1, 1996, through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. For the year ended December 31, 1997, the Managing General Partner received approximately $67,000 for non-accountable expense reimbursements, and was not entitled to receive any non-accountable expense reimbursements for the year ended December 31, 1996.

In addition to the reimbursements discussed above, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is to be equal to 4% of the Partnership's adjusted cash from operations, of which 50% is subordinated to the limited partners receipt of a 5% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital. For the year ended December 31, 1997, the Managing General Partner received $30,000 in partnership management fees, and was not entitled to a fee for the year ended December 31, 1996.

The Managing General Partner is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. A distribution of adjusted cash from operations totaling approximately $1,500,000 was declared and paid during the third quarter of 1997, and the Managing General Partner received its share of approximately $15,000 from this distribution. There were no distributions of adjusted cash from operations for the year ended December 31, 1996. Upon sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Upon the sale of Partnership properties, the Managing General Partner will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by the Managing General Partner, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transactions proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992.

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

(b)  No reports on form 8-K were filed during the fourth quarter of 1997.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NATIONAL PROPERTY INVESTORS 8

                           By:   NPI EQUITY INVESTMENTS, INC.
                                 MANAGING GENERAL PARTNER



                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 23, 1998
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Vice President and          March 23, 1998
Ronald Uretta                        Treasurer


                         NATIONAL PROPERTY INVESTORS 8
                                 EXHIBIT INDEX



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

      10.22 Debtor's Amended Disclosure Statement and Plan of Reorganization; In re: Oaklift, L.P. Debtor; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (20)

      10.23 Debtor's Second Amended Disclosure Statement and Plan of Reorganization; In re: Oaklift, L.P., Debtor; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (21)

      10.24 Debtor's Third Amended and Restated plan of Reorganization; In re: Oaklift, L.P., Debtor; Chapter 11 Case No. 192-16704-260, United States Bankruptcy Court for the Eastern District of New York (22)

      10.25 Multifamily Mortgage dated November 1, 1996, between National Property Investors 8, a California Limited Partnership and Lehman Brothers Holdings Inc., relating to Williamsburg I & II
                 (23)

      27         Financial Data Schedule



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

      (19) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1992.

      (20) Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the period ended June 30, 1993.

      (21) Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the period ended September 30, 1993.

      (22) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1993.

      (23) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1996.