Form 10QSB
period 1998-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1998-05-01
CIK 763701

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


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

                                 (864) 239-1000
                           Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No  .



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)
                         NATIONAL PROPERTY INVESTORS 8
                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                        $ 2,140
  Receivables and deposits                                             302
  Restricted escrows                                                   673
  Other assets                                                         208
  Investment properties:
     Land                                            $  1,970
     Buildings and related personal property           28,100
                                                       30,070
     Less accumulated depreciation                    (15,380)      14,690

                                                                   $18,013

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                 $    17
  Tenant security deposit liabilities                                   67
  Accrued property taxes                                               497
  Other liabilities                                                    143
  Mortgage notes payable                                            10,908

Partners' Capital (Deficit)
  Limited partner's (44,882 units issued and
    outstanding)                                     $ 6,540
  General partners'                                     (159)        6,381

                                                                   $18,013

                See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                             Three Months
                                                            Ended March 31,
                                                          1998         1997
Revenues:
  Rental income                                       $    1,097   $      992
  Other income                                               132           97
    Total revenues                                         1,229        1,089

Expenses:
  Operating                                                  383          384
  General and administrative                                  40           40
  Interest                                                   232          277
  Depreciation                                               295          287
  Property taxes                                             126          125
    Total expenses                                         1,076        1,113

Net income (loss)                                     $      153   $      (24)

Net income (loss) allocated to
  general partner (1%)                                $        2   $       --
Net income (loss) allocated to
  limited partners (99%)                                     151          (24)

                                                      $      153   $      (24)

Net income (loss) per limited partnership unit        $     3.36   $     (.53)



                 See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 8
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General       Limited         Total
                                    Units       Partner's     Partners'      Capital
Original capital contributions     44,882      $       1     $  22,441     $  22,442

Partners' (deficit) capital at
  December 31, 1997                44,882      $    (161)    $   6,389     $   6,228

Net income for the three
  months ended March 31, 1998          --              2           151           153

Partners' (deficit) capital at
  March 31, 1998                   44,882      $    (159)    $   6,540     $   6,381

                     See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Three Months Ended
                                                                March 31,
                                                          1998            1997
Cash flows from operating activities:
  Net income (loss)                                   $     153       $     (24)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                           295             287
     Amortization of loan costs                               9              10
     Change in accounts:
       Receivables and deposits                             (18)            105
       Other assets                                          11               8
       Accounts payable                                      (4)           (166)
       Tenant security deposits payable                      --              (6)
       Accrued property taxes                                28             113
       Other liabilities                                    (17)             (4)

        Net cash provided by operating activities           457             323

Cash flows from investing activities:
  Property improvements and replacements                    (33)            (79)
  Net (deposits to) withdrawals from restricted
      escrows                                               (45)            117

        Net cash (used in) provided by investing
           activities                                       (78)             38

Cash flows used in financing activities:
   Payments on mortgage notes payable                       (16)            (14)

Net increase in cash and cash equivalents                   363             347

Cash and cash equivalents at beginning of period          1,777           1,871

Cash and cash equivalents at end of period            $   2,140       $   2,218

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $     222       $     224



                   See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 8
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia and affiliates were charged to expense in 1998 and 1997:


                                                     For the Three Months Ended
                                                               March 31,
                                                            (in thousands)
                                                         1998           1997
Property management fees (included in operating
  expenses)                                             $  60          $  49
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  28             29


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                    Average
                                                   Occupancy
Property                                        1998         1997

Williamsburg on the Lake Apartments
  Indianapolis, Indiana (1)                      95%          85%

Huntington Athletic Club Apartments
  Morrisville, North Carolina                    89%          91%

1) The significant increase in occupancy at Williamsburg on the Lake Apartments is due to revised applicant qualification procedures which positively impacted occupancy. Also, various tenant programs were implemented, resulting in more lease renewals than in the comparable period of the previous year.

The Partnership's net income for the three months ended March 31, 1998 was approximately $153,000. For the three months ended March 31, 1997, the Partnership had a net loss of approximately $24,000. The increased net income is primarily due to increased revenues and a decrease in interest expense. The increase in revenues resulted primarily from an increase in rental income due to an increase in rental rates at both of the Partnership's investment properties and an increase in occupancy at Williamsburg. Other income increased as a result of litigation proceeds received in settlement of an action against a vendor for installation of defective piping at Huntington Athletic Club Apartments. The decrease in interest expense relates to the refinancing of the mortgage encumbering Williamsburg on the Lake Apartments which resulted in the payment of additional interest.

Included in operating expense for the three months ended March 31, 1998, is approximately $18,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs. Included in maintenance expense for the three months ended March 31, 1997, is approximately $17,000 of major repairs and maintenance comprised of small equipment purchases and landscaping.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $2,140,000 compared to approximately $2,218,000 at March 31, 1997. The net increase in cash and cash equivalents during the three months ended March 31, 1998 was approximately $363,000 compared to an increase of approximately $347,000 during the three months ended March 31, 1997. Net cash provided by operating activities increased primarily as a result of the increase in net income discussed above. Also contributing to the increase in net cash provided by operating activities was a decrease in cash used for accounts payable related to the timing of payments of accrued expenses. Net cash used in investing activities increased due an increase in net deposits to restricted escrows. Withdrawals were made in the first quarter of 1997 for the construction of a new recreation center at the Williamsburg on the Lake Apartments property. Partially offsetting the increase in net cash used for restricted escrows was a decrease in property improvements and replacements. Net cash used in financing activities increased slightly due to increased principal payments on mortgage note payables.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,908,000 is amortized over varying periods. The mortgage encumbering the Huntington Athletic Club Apartments property requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property requires interest only payments with the principal balance of $7,400,000 due November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The General Partner is planning to make a distribution during September 1998. During the three month periods ending March 31, 1998 and 1997, no cash distributions were declared or paid.

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


Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

         No reports on form 8-K were filed during the three months ended March 31, 1998.


                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           NATIONAL PROPERTY INVESTORS 8


                           By:   NPI EQUITY INVESTMENTS, INC.
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: May 1, 1998