Form 10QSB
period 1998-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1998-07-29
CIK 763701

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


                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-14554



                         NATIONAL PROPERTY INVESTORS 8
       (Exact name of small business issuer as specified in its charter)



         California                                            13-3254885
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                            Identification No.)

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

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                    $  2,309
  Receivables and deposits                                          243
  Restricted escrows                                                706
  Other assets                                                      193
  Investment properties:
     Land                                         $  1,970
     Buildings and related personal property        28,248
                                                    30,218
     Less accumulated depreciation                 (15,675)      14,543

                                                               $ 17,994

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                             $     58
  Tenant security deposit liabilities                                66
  Accrued property taxes                                            426
  Other liabilities                                                 142
  Mortgage notes payable                                         10,892

Partners' Capital (Deficit)
  Limited partners' (44,882 units issued and
    outstanding)                                  $  6,569
  General partner's                                   (159)       6,410

                                                               $ 17,994

                 See Accompanying Notes to Financial Statements


b)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                1998         1997         1998         1997
Revenues:
  Rental income                $1,092       $1,029       $2,189       $2,021
  Other income                    111          123          243          220
    Total revenues              1,203        1,152        2,432        2,241

Expenses:
  Operating                       489          477          872          861
  General and administrative       46           55           86           95
  Interest                        231          233          463          510
  Depreciation                    296          289          591          576
  Property taxes                  112           93          238          218
    Total expenses              1,174        1,147        2,250        2,260

Net income (loss)              $   29       $    5       $  182       $  (19)

Net income (loss) allocated
 to general partner (1%)       $   --       $   --       $    2       $   --

Net income (loss) allocated
 to limited partners (99%)         29            5          180          (19)

                               $   29       $    5       $  182       $  (19)

Net income (loss) per
 limited partnership unit      $  .65       $  .11       $ 4.01       $ (.42)


                 See Accompanying Notes to Financial Statements


c)
                         NATIONAL PROPERTY INVESTORS 8
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner's   Partners'    Total

Original capital contributions    44,882       $     1     $22,441     $22,442

Partners' (deficit) capital at
  December 31, 1997               44,882       $  (161)    $ 6,389     $ 6,228

Net income for the six
  months ended June 30, 1998          --             2         180         182

Partners' (deficit) capital at
  June 30, 1998                   44,882       $  (159)    $ 6,569     $ 6,410

                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended
                                                               June 30,
                                                          1998        1997
Cash flows from operating activities:
  Net income (loss)                                      $  182      $  (19)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                           591         576
     Amortization of loan costs                              19          19
     Change in accounts:
       Receivables and deposits                              41         132
       Other assets                                          16           8
       Accounts payable                                      37        (259)
       Tenant security deposit liabilities                   (1)        (10)
       Accrued property taxes                               (43)         26
       Other liabilities                                    (18)         14

        Net cash provided by operating activities           824         487

Cash flows from investing activities:
  Property improvements and replacements                   (182)       (182)
  Net (deposits to) withdrawals from restricted
      escrows                                               (78)        815

        Net cash (used in) provided by investing
           activities                                      (260)        633

Cash flows from financing activities:
   Payments on mortgage notes payable                       (32)        (29)
   Distributions to partners                                 --          (8)

         Net cash used in financing activities              (32)        (37)

Net increase in cash and cash equivalents                   532       1,083

Cash and cash equivalents at beginning of period          1,777       1,871

Cash and cash equivalents at end of period               $2,309      $2,954

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  444      $  490

                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 8
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with Insignia and affiliates were charged to expense in 1998 and 1997 (in thousands):


                                                    For the Six Months Ended
                                                             June 30,
                                                         1998        1997

Property management fees (included in operating
  expenses)                                              $ 120       $ 112
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   53          57

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                    Average
                                                   Occupancy
Property                                       1998         1997

Williamsburg on the Lake Apartments
  Indianapolis, Indiana (1)                     95%          86%

Huntington Athletic Club Apartments
  Morrisville, North Carolina                   91%          92%


1) The significant increase in occupancy at Williamsburg on the Lake Apartments is due to new advertising efforts which increased the property's leasing traffic, and revised applicant qualification procedures which positively impacted occupancy. Also, various tenant programs were implemented, resulting in more lease renewals than in the comparable period of the previous year.

The Partnership's net income for the six months ended June 30, 1998 was $182,000 versus a net loss of $19,000 for the six months ended June 30, 1997. The Partnership recognized net income of $29,000 and $5,000 for the three months
ended June 30, 1998 and June 30, 1997, respectively.   The increase in net
income for the six months ended June 30, 1998, is primarily due to an increase in revenues and a decrease in interest expense. The increase in revenues resulted primarily from an increase in rental income due to an increase in rental rates at both of the Partnership's investment properties and an increase in occupancy at Williamsburg on the Lake Apartments. Other income increased as a result of litigation proceeds received in settlement of an action against a vendor for installation of defective piping at Huntington Athletic Club Apartments. The decrease in interest expense relates to the refinancing of the mortgage encumbering Williamsburg on the Lake Apartments which resulted in the payment of additional interest in the first quarter of 1997.

Included in operating expense for the six months ended June 30, 1998, is approximately $29,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs. Included in maintenance expense for the six months ended June 30, 1997, is approximately $83,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $2,309,000 compared to approximately $2,954,000 at June 30, 1997. The net increase in cash and cash equivalents during the six months ended June 30, 1998 was approximately $532,000 compared to an increase of approximately $1,083,000 during the six months ended June 30, 1997. Net cash provided by operating activities increased primarily as a result of the increase in total revenues and the decrease in interest expenses, as discussed above. Also contributing to the increase in net cash provided by operating activities was a decrease in cash used for accounts payable related to the timing of payments of accrued expenses. Net cash used in investing activities increased due to an increase in net deposits to restricted escrows. Withdrawals were made during the first six months of 1997 for the construction of a new recreation center at the
Williamsburg on the Lake Apartments property.   Net cash used in financing
activities decreased slightly primarily due to a decrease in distributions to partners. During the six months ended June 30, 1997, the Partnership paid approximately $8,000 to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in North Carolina. No cash distributions were paid during the six months ended June 30, 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,892,000 is amortized over varying periods. The mortgage encumbering the Huntington Athletic Club Apartments property requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property requires interest only payments with the principal balance of $7,400,000 due November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The General Partner is planning to make a distribution during September 1998. During the six month periods ending June 30, 1998 and 1997, no cash distributions were declared or paid.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K:

          No reports on form 8-K were filed during the three months ended June 30, 1998.


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

                           Date: July 29, 1998