Form 10QSB
period 1998-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1998-11-12
CIK 763701

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $  1,465
  Receivables and deposits                                   336
  Restricted escrows                                         754
  Other assets                                               183
  Investment properties:
     Land                                    $  1,970
     Buildings and related personal property   28,345
                                               30,315
     Less accumulated depreciation            (15,978)    14,337

                                                        $ 17,075

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                      $     39
  Tenant security deposit liabilities                         65
  Accrued property taxes                                     548
  Other liabilities                                          144
  Mortgage notes payable                                  10,875

Partners' Capital (Deficit)
  Limited partners' (44,882 units issued and
    outstanding)                             $  5,573
  General partner's                              (169)     5,404

                                                        $ 17,075

                 See Accompanying Notes to Financial Statements


b)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1998      1997      1998      1997
Revenues:
  Rental income               $1,154    $1,107    $3,343    $3,128
  Other income                   121       100       364       320
    Total revenues             1,275     1,207     3,707     3,448

Expenses:
  Operating                      519       483     1,391     1,344
  General and administrative     106        52       192       147
  Interest                       231       229       694       739
  Depreciation                   303       300       894       876
  Property taxes                 122       131       360       349
    Total expenses             1,281     1,195     3,531     3,455

Net income (loss)             $   (6)   $   12    $  176    $   (7)

Net income (loss) allocated
 to general partner (1%)      $   --    $   --    $    2    $   --

Net income (loss) allocated
 to limited partners (99%)        (6)       12       174        (7)

                              $   (6)   $   12    $  176    $   (7)

Net income (loss) per
 limited partnership unit     $  .13    $  .26    $ 3.88    $ (.16)

Distributions per limited
 partnership unit             $22.06    $33.27    $22.06    $33.27

                 See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 8
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership  General   Limited
                                  Units     Partner's Partners'  Total

Original capital contributions   44,882      $     1  $22,441   $22,442

Partners' (deficit) capital at
  December 31, 1997              44,882      $  (161) $ 6,389   $ 6,228

Distribution to partners                         (10)    (990)   (1,000)

Net income for the nine months
  ended September 30, 1998           --            2      174       176

Partners' (deficit) capital at
  September 30, 1998             44,882      $  (169) $ 5,573   $ 5,404

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                    Nine Months Ended
                                                      September 30,
                                                     1998      1997
Cash flows from operating activities:
  Net income (loss)                                $   176   $    (7)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                      894       876
     Amortization of loan costs                         28        29
     Change in accounts:
       Receivables and deposits                        (52)       22
       Other assets                                     17        (9)
       Accounts payable                                 18      (199)
       Tenant security deposit liabilities              (2)      (10)
       Accrued property taxes                           79       156
       Other liabilities                               (16)       66

        Net cash provided by operating activities    1,142       924

Cash flows from investing activities:
  Property improvements and replacements              (279)     (437)
  Net (deposits to) withdrawals from restricted
      escrows                                         (126)      782

        Net cash (used in) provided by investing
           activities                                 (405)      345

Cash flows from financing activities:
   Payments on mortgage notes payable                  (49)      (44)
   Distributions to partners                        (1,000)   (1,508)

         Net cash used in financing activities      (1,049)   (1,552)

Net decrease in cash and cash equivalents             (312)     (283)

Cash and cash equivalents at beginning of period     1,777     1,871

Cash and cash equivalents at end of period         $ 1,465   $ 1,588

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $   666   $   713

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 8
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following payments were made to the Managing General Partner and/or its affiliates during the nine months ended September 30, 1998 and 1997:


                                                        Nine Months Ended
                                                           September 30,
                                                          1998    1997
                                                          (in thousands)

Property management fees (included in operating expenses) $181    $171
Reimbursement for services of affiliates, including
 approximately $5,000 of construction services
 reimbursements for the nine months ended September 30,
 1998 (included in general and administrative, and
 operating expenses)                                        82      85

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. For the nine months ended September 30, 1998, the Managing General Partner received approximately $67,000 for non-accountable expense reimbursements, and was not entitled to receive any non-accountable expense reimbursements for the nine months ended September 30, 1997.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE C - DISTRIBUTION TO PARTNERS

In September of 1998, the Partnership distributed approximately $1,000,000 from operations to the partners. Of this amount, approximately $10,000 was distributed to the General Partner and approximately $990,000 was distributed to the limited partners. In the third quarter of 1997, the Partnership distributed approximately $1,500,000 from operations to the partners. Of this amount, approximately $15,000 was distributed to the General Partner and approximately $1,493,000 was distributed to the limited partners.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                    Average Occupancy
             Property                 1998     1997
Williamsburg on the Lake Apartments
  Indianapolis, Indiana               96%      89%
Huntington Athletic Club Apartments
  Morrisville, North Carolina         93%      93%

The significant increase in occupancy at Williamsburg on the Lake Apartments is due to new advertising efforts which increased the property's leasing traffic, and revised applicant qualification procedures which positively impacted occupancy. Also, various tenant programs were implemented, resulting in more lease renewals than in the comparable period of the previous year.

The Partnership's net income for the nine months ended September 30, 1998 was $176,000 versus a net loss of $7,000 for the nine months ended September 30, 1997. The Partnership recognized a net loss of $6,000 for the three months ended September 30, 1998 compared to net income of $12,000 for the three months ended September 30, 1997. The increase in net income for the nine months ended September 30, 1998, is primarily due to an increase in revenues and a decrease in interest expense, which more than offset increases in operating expense and general and administrative expense. The increase in revenues resulted primarily from an increase in rental income due to an increase in rental rates at Huntington Athletic Club Apartments and the increase in occupancy at Williamsburg discussed above. Other income increased primarily as a result of litigation proceeds received in settlement of an action against a vendor for installation of defective piping at Huntington Athletic Club Apartments. The decrease in interest expense relates to the refinancing of the mortgage encumbering Williamsburg on the Lake Apartments which resulted in the payment of additional interest in the first quarter of 1997.

The decrease in net income for the three months ended September 30, 1998 was primarily due to an increase in operating expenses and general and administrative expenses, which more than offset the increase in rental income discussed above. General and administrative expenses increased for both the three and nine month comparable periods, due to a non-accountable reimbursement of approximately $67,000 paid to the Managing General Partner as provided in the partnership agreement. There were no non-accountable reimbursements in the comparable period of 1997. Operating expense increased for both the three and nine month comparable periods due to increased insurance expense and management fees at Williamsburg on the Lake Apartments.

Included in operating expense for the nine months ended September 30, 1998, is approximately $47,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs. Included in maintenance expense for the nine months ended September 30, 1997, is approximately $89,000 of major repairs and maintenance also comprised primarily of landscaping and exterior building improvements.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,465,000 compared to approximately $1,588,000 at September 30, 1997. The net decrease in cash and cash equivalents during the nine months ended September 30, 1998, was approximately $312,000 compared to a decrease of approximately $283,000 during the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily as a result of the increase in total revenues and the decrease in interest expenses, as discussed above. Also contributing to the increase in net cash provided by operating activities was a decrease in cash used for accounts payable related to the timing of payments. In addition, there was a decrease in cash provided by receivables and deposits and accrued property taxes due to the timing of receipt of deposits and payments of taxes. Net cash used in investing activities increased due to an increase in net deposits to restricted escrows. Withdrawals were made during the first nine months of 1997 for the construction of a new recreation center at the Williamsburg on the Lake Apartments property.
Partially offsetting this increase was a decrease in cash used for property improvements and replacements. Net cash used in financing activities decreased primarily due to a decrease in distributions to partners. Cash distributions of approximately $1,508,000 were declared and paid during the nine months ended September 30, 1997. A distribution of approximately $1,000,000 was paid in September 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnerhip's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $10,875,000 is amortized over varying periods. The mortgage encumbering the Huntington Athletic Club Apartments property requires a balloon payment of $3,211,000 in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments property requires interest only payments with the principal balance of $7,400,000 due November 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Cash distributions of approximately $1,580,000 were declared and paid during the nine months ended September 30, 1997. In September 1998, a distribution of approximately $1,000,000 was paid. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

    b) Reports on Form 8-K:

       No reports on form 8-K were filed during the nine months ended September 30, 1998.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NATIONAL PROPERTY INVESTORS 8


                               By:        NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 12, 1998