Form 10KSB
period 1998-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1999-03-31
CIK 763701

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 4,934,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

National Property Investors 8 (the "Partnership" or "Registrant") is a California limited partnership formed on June 26, 1984. The Partnership is engaged in the business of operating and holding, real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity (See "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

Commencing May 13, 1985, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units. Upon termination of the offering, the Registrant had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. All the net proceeds of the offering were invested in three properties, of which two continued to be held by the Partnership. See "Item 2. Description of Properties", below for a description of the Partnership's remaining properties.
A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties, or through property sales or exchanges, refinancings, debt restructurings or relinquishment of certain assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 1998 and 1997.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                                 Date of
Property                        Purchase      Type of Ownership        Use

Williamsburg on the Lake         3/12/86    Fee ownership subject   Apartment
 Apartments                                   to first mortgage     460 units
 Indianapolis, Indiana

Huntington Apartments            2/11/88    Fee ownership subject   Apartment
 Morrisville, North Carolina                  to first mortgage     212 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Carrying   Accumulated                      Federal

Property                Value    Depreciation   Rate   Method     Tax Basis

                           (in thousands)                      (in thousands)


Williamsburg on the

 Lake Apartments       $18,734     $11,814      5-27     S/L   $ 6,730

Huntington Apartments   11,695       4,474      5-29     S/L     5,483

                       $30,429     $16,288                     $12,213


See "Note A" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                  Principal

                        Balance At    Stated                        Balance

                       December 31,  Interest  Period   Maturity     Due At

Property                   1998        Rate   Amortized   Date    Maturity (2)

                      (in thousands)                             (in thousands)


Williamsburg on the

 Lake Apartments        $ 7,400       7.33%      (1)     11/03   $ 7,400

Huntington Apartments     3,458       9.85%    25 yrs.    2/02     3,211

                        $10,858                                  $10,611

(1)  Loan requires payments of interest only.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                             Average Annual            Average

                              Rental Rates            Occupancy

Property                    1998        1997       1998      1997


Williamsburg on the

 Lake Apartments         $6,278/unit $6,222/unit    96%       91%

Huntington Apartments     9,288/unit  9,037/unit    93%       94%


The increase in occupancy at Williamsburg on the Lake Apartments is due to new advertising efforts which increased the property's leasing traffic and revised applicant qualification procedures which positively impacted occupancy. Also, various tenant programs were implemented, resulting in more lease renewals than in the previous year.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                                 1998           1998

                                                Billing         Rate

                                            (in thousands)


 Williamsburg on the Lake Apartments (1)        $351           10.03%

 Huntington Apartments                            94            1.23%


(1) Based on 1997 tax bills as the 1998 billings were not received as of the date of this report filing.

CAPITAL IMPROVEMENTS:

Williamsburg on the Lake Apartments

In 1998, the Partnership expended approximately $292,000 on capital improvements, consisting primarily of carpeting, swimming pool repairs, parking area improvements, appliances and roof replacement. These improvements were funded from cash provided by operations and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $457,000 are planned for 1999, including carpeting and vinyl replacement, landscaping improvements, grounds lighting, air conditioning units, parking lot repairs, and other structural improvements.

Huntington Athletic Club Apartments

In 1998, the Partnership expended approximately $101,000 on capital improvements, consisting primarily of carpeting and building improvements. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $103,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $111,000 are planned for 1999, including carpet and vinyl replacement and other structural improvements. The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.





                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 1,434 holders of record owning an aggregate of 44,882 Units. An affiliate of the Managing General Partner owned 16,997 Units or 37.87% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1998 and 1997, distributions of approximately $1,000,000 ($22.06 per limited partnership unit) and $1,500,000 ($33.09 per limited partnership unit) were paid from operations, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end a distribution of approximately $850,000 ($18.75 per limited partnership unit) was paid during January 1999 from refinancing and property sale proceeds from prior years. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was approximately $288,000 as compared to approximately $117,000 for the year ended December 31, 1997 (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was due to an increase in total revenue partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental revenue due to increased occupancy at Williamsburg on the Lake Apartments and an increase in rental rates at both properties.

Total expenses increased due to increased operating expenses and depreciation expense partially offset by decreased general and administrative expenses and interest expense. Operating expenses increased primarily due to increased insurance expense and management fees at Williamsburg on the Lake Apartments and a payable write-off in 1997 associated with the 1996 refinancing of the loan encumbering Williamsburg on the Lake Apartments. Depreciation expense increased as property additions completed in 1997 and 1998 began to be depreciated. The capital improvements were incurred to attract new tenants and increase the curb appeal of the properties. General and administrative expenses decreased due to the Partnership management fee earned by the Managing General Partner in 1997. The Managing General Partner was not entitled to this fee in 1998 (See "Item 7. Financial Statements - Note E" for further discussions of this fee). In addition, there was a reduction in management reimbursements. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in interest expense relates to the refinancing of the mortgage encumbering Williamsburg on the Lake Apartments which resulted in the payment of reduced interest in 1998.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $1,746,000 compared to approximately $1,777,000 at December 31, 1997. The $31,000 decrease in cash and cash equivalents is due to approximately $1,066,000 of cash used by financing activities and approximately $551,000 of cash used by investing activities, which were partially offset by approximately $1,586,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on mortgages encumbering Huntington Athletic Club Apartments and partner distributions. Cash used in investing activities consisted of capital improvements and deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At December 31, 1998 and 1997, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $568,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Williamsburg on the Lake Apartments include carpeting and vinyl replacement, landscaping improvements, grounds lighting, air conditioning units, parking lot repairs, and other structural improvements. Budgeted capital improvements at Huntington Athletic Club Apartments include carpet and vinyl replacement and other structural improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $3,458,000 is amortized over 300 months with a balloon payment of approximately $3,211,000 due in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $1,000,000 and $1,500,000 were made during the years ended December 31, 1998 and 1997, respectively. During the first quarter of fiscal 1999, the Registrant made a distribution of approximately $850,000 from refinancing and property sale proceeds from prior years. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.  FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
  1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements





                          Independent Auditors Report



To the Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                          /s/ ERNST & YOUNG LLP




Greenville, South Carolina
March 3, 1999






                          Independent Auditors' Report


To the Partners
National Property Investors 8
Greenville, South Carolina

We have audited the accompanying statements of operations changes in partner's capital and cash flows of National Property Investors 8 (a limited partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Property Investors 8 as of December 31, 1997, in conformity with generally accepted accounting principles.



                                             /s/ IMOWITZ KOENIG & CO., LLP
                                             Certified Public Accountants


New York, N.Y.
January 16, 1998





                         NATIONAL PROPERTY INVESTORS 8

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


 Assets

   Cash and cash equivalents                                 $  1,746

   Receivables and deposits                                       281

   Restricted escrows                                             786

   Other assets                                                   177

   Investment properties (Notes C and F):

    Land                                        $  1,970

    Buildings and related personal property       28,459

                                                  30,429

    Less accumulated depreciation                (16,288)      14,141


                                                             $ 17,131


 Liabilities and Partners' Capital

   Liabilities

   Accounts payable                                          $     54

   Tenant security deposit liabilities                             66

   Accrued property taxes                                         470

   Other liabilities                                              167

   Mortgage notes payable (Note C)                             10,858


 Partners' Capital (Deficit)

   General partner                              $   (168)

   Limited partners (44,882 units issued

     and outstanding)                              5,684        5,516


                                                             $ 17,131


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                   Years Ended December 31,



                                                      1998         1997

  Revenues:

     Rental income                                  $ 4,490      $ 4,254

     Other income                                       444          430

          Total revenues                              4,934        4,684


  Expenses:

     Operating                                        1,828        1,688

     General and administrative                         226          283

     Depreciation                                     1,204        1,169

     Interest                                           924          971

     Property taxes                                     464          456


          Total expenses                              4,646        4,567


  Net income (Note D)                               $   288      $   117


  Net income allocated to general partner (1%)      $     3      $     1

  Net income allocated to limited partners (99%)        285          116


                                                    $   288      $   117


  Net income per limited partnership unit           $  6.35      $  2.58


  Distribution per limited partnership unit         $ 22.06      $ 33.09


                 See Accompanying Notes to Financial Statements





                         NATIONAL PROPERTY INVESTORS 8

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership   General   Limited

                                    Units      Partner  Partners   Total



Original capital contributions     44,882     $     1   $22,441   $22,442


Partners' (deficit) capital at

 December 31, 1996                 44,882        (147)    7,758     7,611


Distribution to partners               --         (15)   (1,485)   (1,500)


Net income for the year ended

 December 31, 1997                     --           1       116       117


Partners' (deficit) capital at

 December 31, 1997                 44,882        (161)    6,389     6,228


Distribution to partners               --         (10)     (990)   (1,000)


Net income for the year ended

 December 31, 1998                     --           3       285       288


Partner's (deficit) capital at

 December 31, 1998                 44,882     $  (168)  $ 5,684   $ 5,516


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                        Years Ended December 31,

                                                           1998         1997

 Cash flows from operating activities:

   Net income                                           $   288     $   117

   Adjustments to reconcile net income to net cash

   provided by operating activities:

   Amortization of loan costs                                38          38

   Depreciation                                           1,204       1,169

Change in accounts:

   Receivables and deposits                                   3          80

   Other assets                                              13          --

   Accounts payable                                          33        (238)

   Tenants security deposit liabilities                      (1)        (12)

   Accrued property taxes                                     1          81

   Other liabilities                                          7           9


    Net cash provided by operating activities             1,586       1,244


 Cash flows from investing activities:

   Property improvements and replacements                  (393)       (500)

   Net (deposits to) withdrawals from restricted escrows   (158)        735


    Net cash (used in) provided by

     investing activities                                  (551)        235


 Cash flows from financing activities:

   Payments on mortgage note payable                        (66)        (59)

   Loan costs paid                                           --         (14)

   Distribution to partners                              (1,000)     (1,500)


    Net cash used in financing activities                (1,066)     (1,573)


 Net decrease in cash and cash equivalents                  (31)        (94)


 Cash and cash equivalents at beginning of year           1,777       1,871


 Cash and cash equivalents at end of year               $ 1,746     $ 1,777


 Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   887     $   936


                 See Accompanying Notes to Financial Statements





                         NATIONAL PROPERTY INVESTORS 8

                         Notes to Financial Statements



                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: National Property Investors 8, a California Limited Partnership (the "Partnership" or "Registrant"), was organized under the Uniform Limited Partnership Laws of California on June 26, 1984. NPI Equity Investments, Inc. is the managing general partner (the "Managing General Partner") of the Partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date. The Partnership operates two properties, one located in Indianapolis, Indiana and one located in Morrisville, North Carolina.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Allocation of Profits, Gains, and Losses: Profits, gains and losses of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partner's capital for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 44,882 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $286,000, less accumulated amortization of approximately $118,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrows:

Reserve Account: A general reserve account was established in 1996 with the refinancing proceeds for Williamsburg on the Lake Apartments. These funds were established to cover necessary repairs and replacements of existing improvements. The balance at December 31, 1998, is approximately $771,000, which includes interest.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note G" for disclosure).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $87,000 and $85,000 for the years ended December 31, 1998 and 1997, respectively were charged to expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                       Principal     Monthly                        Principal

                       Balance At    Payment    Stated               Balance

                      December 31,  Including  Interest  Maturity    Due At

Property                  1998      Interest     Rate      Date     Maturity
                            (in thousands)                        (in thousands)

Williamsburg on the

 Lake Apartments (1)   $ 7,400     $   45        7.33%     11/03     $ 7,400

Huntington Apartments    3,458         34        9.85%      2/02       3,211


Total                  $10,858                                       $10,611


(1)  Interest only payments.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 1998 are as follows (in thousands):

     1999            72

     2000            79

     2001            88

     2002         3,219

     2003         7,400

                $10,858


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                        1998        1997


Net income as reported                 $ 288       $ 117

Add (deduct):

 Depreciation differences                103         124

 Miscellaneous                           102          12


Federal taxable income                 $ 493       $ 253


Federal taxable income

 per limited partnership unit          $10.88      $ 5.58


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                         1998


Net assets as reported                 $5,516

Land and buildings                     (1,268)

Accumulated depreciation                 (660)

Syndication and distribution costs      2,637

Prepaid rent                               86

Other                                      29

Net assets - Federal tax basis         $6,340


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:

                                                   1998        1997

                                                    (in thousands)

Property management fees (included

 in operating expense)                          $245        $233


Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses, and investment

 properties) (1)                                $108        $146


Non-accountable partnership reimbursement

 (included in general and administrative

 expense)                                       $ 67        $ 67


Partnership management fee (included

 in general and administrative expense)         $ --        $ 30


(1) Included in "Reimbursements for services of affiliates" for 1998 and 1997 are reimbursements for construction oversight costs in the amount of approximately $6,000 and $28,000, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $245,000 and $233,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $108,000 and $146,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $67,000 for each year ending December 31, 1998 and 1997, for non-accountable expense reimbursements.

In addition to the reimbursement discussed above, the Managing General Partner is entitled to receive a Partnership management fee for managing the affairs of the Partnership. The fee is equal to 4% of the Registrant's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. For the year ended December 31, 1997, the Managing General Partner received $30,000 in Partnership management fees. For the year ended December 31, 1998, the Managing General Partner was not entitled to this fee.

AIMCO currently owns, through an affiliate, a total of 16,997 limited partnership units or approximately 37.87%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, AIMCO would in all likelihood vote the Units acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

From January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Managing General Partner is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. A distribution of adjusted cash from operations totaling approximately $1,000,000 was declared and paid during the third quarter of 1998, and the Managing General Partner received its share of approximately $10,000 from this distribution. A distribution of adjusted cash from operations totaling approximately $1,500,000 was declared and paid during the third quarter of 1997 and the Managing General Partner received its share of approximately $15,000 from this distribution. Upon sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

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

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION



                                            Initial Cost

                                            To Partnership

                                           (in thousands)

                                                                    Cost

                                                   Buildings     Capitalized

                                                  and Related     (Removed)

                                                   Personal     Subsequent to

Description            Encumbrances      Land      Property      Acquisition

                      (in thousands)                           (in thousands)


Williamsburg on the   $ 7,400         $   590    $14,822       $ 3,322

 Lake Apartments

Huntington Apartments   3,458           1,368      9,233         1,094


Total                 $10,858         $ 1,958    $24,055       $ 4,416






                      Gross Amount at Which Carried

                             At December 31, 1998

                              (in thousands)


                                Buildings

                               And Related                            Year

                                Personal            Accumulated        of         Date    Depreciable

Description             Land    Property    Total   Depreciation  Construction  Acquired   Life-Years

                                                   (in thousands)


Williamsburg on the

 Lake Apartments       $   594  $18,140    $18,734   $11,814       1974-1976      3/86      5-27 yrs

Huntington Apartments    1,376   10,319     11,695     4,474          1986        2/88      5-29 yrs


Total                  $ 1,970  $28,459    $30,429   $16,288




Reconciliation of "Real Estate and Accumulated Depreciation":


                                              Years Ended December 31,

                                                1998        1997

                                                  (in thousands)

Real Estate

Balance at beginning of year                    $30,036     $29,536

 Property improvements                              393         500


Balance at end of year                          $30,429     $30,036


Accumulated Depreciation

Balance at beginning of year                    $15,084     $13,915

 Additions charged to expense                     1,204       1,169


Balance at end of year                          $16,288     $15,084


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $29,161,000 and $28,769,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $16,948,000 and $15,847,000, respectively.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
Rental income                            $ 4,490      $    --      $ 4,490
Other income                                 335          109          444
Interest expense                             924           --          924
Depreciation                               1,204           --        1,204
General and administrative expense            --          226          226
Segment profit (loss)                        405         (117)         288
Total assets                              15,636        1,495       17,131
Capital expenditures for investment
 properties                                  393           --          393

1997
                                         Residential     Other        Totals
Rental income                            $ 4,254      $    --      $ 4,254
Other income                                 337           93          430
Interest expense                             971           --          971
Depreciation                               1,169           --        1,169
General and administrative expense            --          283          283
Segment profit (loss)                        307         (190)         117
Total assets                              16,160        1,709       17,869
Capital expenditures for investment
 properties                                  500           --          500

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.





                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

National Property Investors 8 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of National Properties, Inc. ("NPI, Inc.") until December 31, 1996, at which time Insignia Properties Trust ("IPT"), acquired the stock of NPI Equity. On February 26, 1999 IPT merged into Apartment Investment and Management Company ("AIMCO").

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or renumeration was paid by the Parnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any renumeration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12.  Certain Relationships and Related Transactions".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1998.

           Name of               Amount and nature of
      Beneficial Owner             Beneficial Owner         % of Class

  Insignia Properties, L.P.             16,997                37.87%

Insignia Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602

As a result of its ownership of 16,997 units, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 37.87% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:

                                                1998        1997

                                                 (in thousands)


Property management fees                        $245        $233


Reimbursement for services of affiliates (1)    $108        $146


Non-accountable Partnership reimbursement       $ 67        $ 67


Partnership management fee                      $ --        $ 30


(1) Included in "Reimbursements for services of affiliates" for 1998 and 1997 are reimbursements for construction oversight costs in the amount of approximately $6,000 and $28,000, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $245,000 and $233,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $108,000 and $146,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $67,000 for each year ending December 31, 1998 and 1997, for non-accountable expense reimbursements.

In addition to the reimbursement discussed above, the Managing General Partner is entitled to receive a Partnership management fee for managing the affairs of the Partnership. The fee is equal to 4% of the Registrant's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. For the year ended December 31, 1997, the Managing General Partner received $30,000 in Partnership management fees. For the year ended December 31, 1998, the Managing General Partner was not entitled to this fee.

AIMCO currently owns, through an affiliate, a total of 16,997 units or approximately 37.87%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

From January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Managing General Partner is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. A distribution of adjusted cash from operations totaling approximately $1,000,000 was declared and paid during the third quarter of 1998, and the Managing General Partner received its share of approximately $10,000 from this distribution. A distribution of adjusted cash from operations totaling approximately $1,500,000 was declared and paid during the third quarter of 1997 and the Managing General Partner received its share of approximately $15,000 from this distribution. Upon sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

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

(a) Exhibits:

             The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K filed during the fourth quarter of 1998:

             Current Report on Form 8-K dated October 1, 1998 and filed October 31, 1998, disclosing change in control of the Registrant from Insignia Financial Group, Inc. to AIMCO.

             Current Report on Form 8-K dated November 10, 1998 and filed November 17, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's certifying accountant.

             Current Report on Form 8-K dated December 9, 1998 and filed December 10, 1998, disclosing the engagement of Ernst & Young, LLP as the registrant's certifying accountant.



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



                                        NATIONAL PROPERTY INVESTORS 8

                                        By:  NPI EQUITY INVESTMENTS, INC.
                                             Managing General Partner


                                        By:  /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                        By:  /s/ Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                        Date:  March 31, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Foye       Executive Vice President        Date:  March 31, 1999
Patrick J. Foye           and Director


/s/ Timothy R. Garrick    Vice President - Accounting     Date:  March 31, 1999
Timothy R. Garrick        and Director



                         NATIONAL PROPERTY INVESTORS 8

                                 EXHIBIT INDEX


Exhibit Number       Description of Exhibit

 2.5      Master Indemnity Agreement (1)

 2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998).

 3.4      Agreement of Limited Partnership (2)

 3.4      Amendments to the Agreement of Limited Partnership (3)

 3.4      Amendments to the Agreement of Limited Partnership (4)

 3.4      Amendments to the Agreement of Limited Partnership (5)

10.18 Property Management Agreement dated June 21, 1991 by and between the Registrant and NPI Management with respect to the Registrant's properties (6)

10.19 Deed of Trust and Security Agreement among the Registrant and Morgan Guaranty Trust Company of New York, as Trustee, as Lender as it pertains to Huntington Apartments (7)

10.25 Multifamily Mortgage dated November 1, 1996, between National Property Investors 8, a California Limited Partnership and Lehman Brothers Holdings Inc., relating to Williamsburg I & II (8)

16 Letter dated November 10, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant (9)

27        Financial Data Schedule

______________

(1) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated May 13, 1985 contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-95864).

(3) Incorporated by reference to Exhibits 3, 4(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1985.

(4) Incorporated by reference to the definitive Proxy Statement of the Registrant dated April 3, 1991.

(5) Incorporated by reference to the Statement Furnished In Connection With The Solicitation Of Consents of the Registrant dated August 28, 1992.

(6) Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1991. Identical agreements have been entered into for each of the Registrant's properties. The only difference in the agreements is that the applicable property name has been inserted into the agreement.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.