Form 10QSB
period 1999-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1999-05-12
CIK 763701

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


                 For the quarterly period ended March 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period          to


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



a)
                         NATIONAL PROPERTY INVESTORS 8

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

Cash and cash equivalents                                   $ 1,860

Receivables and deposits                                        305

Restricted escrows                                              195

Other assets                                                    163

Investment properties:

Land                                            $  1,970

Buildings and related personal property           28,493

                                                  30,463

Less accumulated depreciation                    (16,589)    13,874

                                                            $16,397

Liabilities and Partners' Capital (Deficit)

Liabilities

Accounts payable                                            $    36

Tenant security deposit liabilities                              67

Accrued property taxes                                          489

Other liabilities                                               175

Mortgage notes payable                                       10,841

Partners' Capital (Deficit)

General partner                                 $  (175)

Limited partners (44,882 units issued and

  outstanding)                                    4,964       4,789


                                                            $16,397


                 See Accompanying Notes to Financial Statements


b)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                  Three Months Ended

                                                      March 31,

                                                   1999        1998

Revenues:

  Rental income                                 $  1,130   $  1,097

  Other income                                        74        132

    Total revenues                                 1,204      1,229

Expenses:

  Operating                                          397        383

  General and administrative                          40         40

  Interest                                           230        232

  Depreciation                                       301        295

  Property taxes                                     113        126

    Total expenses                                 1,081      1,076

Net income                                      $    123   $    153

Net income allocated to general partner (1%)    $      1   $      2

Net income allocated to limited partners (99%)       122        151

                                                $    123   $    153

Net income per limited partnership unit         $   2.72   $   3.36

Distribution per limited partnership unit       $  18.76   $     --


                  See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 8

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Limited

                               Partnership   General    Limited

                                  Units      Partner   Partners    Total


Original capital contributions  44,882       $     1    $22,441   $22,442

Partners' (deficit) capital at

  December 31, 1998             44,882       $  (168)   $ 5,684   $ 5,516

Distribution to partners            --            (8)      (842)     (850)

Net income for the three

  months ended March 31, 1999       --             1        122       123

Partners' (deficit) capital at

  March 31, 1999                44,882       $  (175)   $ 4,964   $ 4,789


                See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                        Three Months Ended

                                                             March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net income                                           $   123    $   153

  Adjustments to reconcile net income to

    net cash provided by operating activities:

     Depreciation                                          301        295

     Amortization of loan costs                              9          9

     Change in accounts:

       Receivables and deposits                            (24)       (18)

       Other assets                                          5         11

       Accounts payable                                    (18)        (4)

       Tenant security deposit liabilities                   1         --

       Accrued property taxes                               19         28

       Other liabilities                                     8        (17)

        Net cash provided by operating activities          424        457

Cash flows from investing activities:

  Property improvements and replacements                   (34)       (33)

  Net withdrawals from (deposits to) restricted

    escrows                                                591        (45)

        Net cash provided by (used in) investing

          activities                                       557        (78)

Cash flows from financing activities:

   Payments on mortgage notes payable                      (17)       (16)

   Distribution to partners                               (850)        --

        Net cash used in financing activities             (867)       (16)


Net increase in cash and cash equivalents                  114        363


Cash and cash equivalents at beginning of period         1,746      1,777


Cash and cash equivalents at end of period             $ 1,860    $ 2,140


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   221    $   222


                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 8

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 1999 and 1998:


                                                             1999       1998

                                                             (in thousands)

Property management fees (included in operating expense)    $ 61       $ 60

Reimbursement for services of affiliates (included in

  operating and general and administrative expenses) (1)      29         28


(1) Included in "Reimbursements for services of affiliates", for the three months ended March 31, 1999 are reimbursements for construction oversight costs of approximately $4,000. No such costs were incurred for the three months ended March 31, 1998.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $61,000 and $60,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $28,000 for the three months ended March 31, 1999 and 1998, respectively.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

NOTE D - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Indianapolis, Indiana and Morrisville, North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Residential     Other     Totals
Rental income                         $ 1,130      $    --     $ 1,130
Other income                               63           11          74
Interest expense                          230           --         230
Depreciation                              301           --         301
General and administrative expense         --           40          40
Segment profit (loss)                     152          (29)        123
Total assets                           15,690          707      16,397
Capital expenditures for investment
  properties                               34           --          34

1998
                                     Residential     Other     Totals
Rental income                         $ 1,097      $    --     $ 1,097
Other income                               91           41         132
Interest expense                          232           --         232
Depreciation                              295           --         295
General and administrative expense         --           40          40
Segment profit                            152            1         153
Total assets                           16,071        1,942      18,013
Capital expenditures for investment
  properties                               33           --          33

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                Average Occupancy

Property                                        1999         1998

Williamsburg on the Lake Apartments

  Indianapolis, Indiana                         95%          95%

Huntington Athletic Club Apartments

  Morrisville, North Carolina (1)               93%          89%


(1) The increase in occupancy at Huntington Athletic Club Apartments is due to increased marketing and advertising efforts along with increased concessions currently being offered to attract new tenants.

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $123,000 as compared to approximately $153,000 for the three months ended March 31, 1998. The decrease in net income was primarily due to a decrease in total revenues. Total revenues decreased due to a decrease in other income which more than offset an increase in rental income. Other income decreased due to the receipt during the three months ended March 31, 1998 of litigation proceeds in settlement of an action against a vendor for installation of defective piping at the Huntington Athletic Club Apartments. In addition, interest income decreased due to lower average replacement reserve and cash balances in interest-bearing accounts. Rental income increased due to increased average rental rates at both the Partnership's properties and improved occupancy at Huntington Athletic Club Apartments. Total expenses increased slightly due to a decrease in property taxes which was offset by an increase in operating expenses. Property tax expense decreased primarily due to an overaccrual of property tax expense at Huntington Athletic Club during 1998 due to a reduction in the tax rate from the rate used to estimate the 1998 expense. Property tax expense for the three months ended March 31, 1999 was reduced by this overaccrual amount. Operating expenses increased primarily due to higher snow removal costs and increased payroll costs at Williamsburg Apartments.

General and administrative expenses remained stable over the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.


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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $1,860,000 compared to approximately $2,140,000 at March 31, 1998. The increase of approximately $114,000 in cash and cash equivalents since December 31, 1998 is due to approximately $424,000 of cash provided by operating activities and approximately $557,000 of cash provided by investing activities, which were partially offset by approximately $867,000 of cash used in financing activities. Cash provided by investing activities consisted of withdrawals from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of a distribution to partners and to a lessor extent, of payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments. The Registrant invests its working capital reserves in a money market account.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At March 31, 1999 and 1998, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Williamsburg on the Lake Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $22,000 on capital improvements, consisting primarily of carpeting and vinyl replacement, plumbing repairs and appliances. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $457,000 are planned for 1999, including carpeting and vinyl replacement, landscaping improvements, grounds lighting, air conditioning units, parking lot repairs, and other structural improvements.

Huntington Athletic Club Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $12,000 on capital improvements, consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from cash provided by operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $103,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $111,000 are planned for 1999, including carpet and vinyl replacement and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $3,441,000 is amortized over 300 months with a balloon payment of approximately $3,211,000 due in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the first quarter of fiscal 1999, the Registrant made a distribution of approximately $850,000 ($18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years. No such distributions were made to the partners during the first quarter of fiscal 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia Financial Group, Inc. ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               No reports were filed during the three months ended March 31, 1999.



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


                              NATIONAL PROPERTY INVESTORS 8


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 12, 1999