Form 10QSB
period 1999-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1999-08-09
CIK 763701

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


                  For the quarterly period ended June 30, 1999


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                         NATIONAL PROPERTY INVESTORS 8

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                     $ 2,248

  Receivables and deposits                                          244

  Restricted escrows                                                 60

  Other assets                                                      187

  Investment properties:

     Land                                           $  1,970

     Buildings and related personal property          28,623

                                                      30,593

     Less accumulated depreciation                   (16,896)    13,697

                                                                $16,436
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                              $    65

  Tenant security deposit liabilities                                68

  Accrued property taxes                                            427

  Other liabilities                                                 183

  Mortgage notes payable                                         10,823

Partners' Capital (Deficit)

  General partner                                   $   (174)

  Limited partners (44,882 units issued and

     outstanding)                                      5,044      4,870

                                                                $16,436


                 See Accompanying Notes to Financial Statements
b)
                         NATIONAL PROPERTY INVESTORS 8
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                               Three Months Ended        Six Months Ended

                                     June 30,                 June 30,

                                1999         1998         1999         1998

Revenues:

  Rental income                $1,116       $1,092       $2,246       $2,189

  Other income                     77          111          151          243

    Total revenues              1,193        1,203        2,397        2,432

Expenses:

  Operating                       408          489          805          872

  General and administrative       40           46           80           86

  Interest                        229          231          459          463

  Depreciation                    307          296          608          591

  Property taxes                  128          112          241          238

    Total expenses              1,112        1,174        2,193        2,250

Net income                     $   81       $   29       $  204       $  182

Net income allocated to

 general partner (1%)          $    1       $   --       $    2       $    2

Net income allocated to

 limited partners (99%)            80           29          202          180

                               $   81       $   29       $  204       $  182

Net income per limited

 partnership unit              $ 1.78       $  .65       $ 4.50       $ 4.01

Distribution per limited

 partnership unit              $   --       $   --       $18.76       $   --


                 See Accompanying Notes to Financial Statements
c)
                         NATIONAL PROPERTY INVESTORS 8

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited

                                 Partnership    General     Limited

                                    Units       Partner    Partners      Total


Original capital contributions    44,882        $     1     $22,441     $22,442


Partners' (deficit) capital at

  December 31, 1998               44,882        $  (168)    $ 5,684     $ 5,516

Distribution to partners              --             (8)       (842)       (850)

Net income for the six

   months ended June 30, 1999         --              2         202         204

Partners' (deficit) capital at

  June 30, 1999                   44,882        $  (174)    $ 5,044     $ 4,870


                 See Accompanying Notes to Financial Statements
d)
                         NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                            Six Months Ended

                                                                June 30,

                                                          1999        1998

Cash flows from operating activities:

  Net income                                             $  204      $  182

  Adjustments to reconcile net income to net cash

     provided by operating activities:

     Depreciation                                           608         591

     Amortization of loan costs                              19          19

     Change in accounts:

       Receivables and deposits                              37          41

       Other assets                                         (29)         16

       Accounts payable                                      11          37

       Tenant security deposit liabilities                    2          (1)

       Accrued property taxes                               (43)        (43)

       Other liabilities                                     16         (18)

        Net cash provided by operating activities           825         824

Cash flows from investing activities:

  Property improvements and replacements                   (164)       (182)

  Net withdrawals from (deposits to) restricted

      escrows                                               726         (78)

        Net cash provided by (used in) investing

           activities                                       562        (260)

Cash flows from financing activities:

   Payments on mortgage notes payable                       (35)        (32)

   Distribution to partners                                (850)         --

        Net cash used in financing activities              (885)        (32)

Net increase in cash and cash equivalents                   502         532

Cash and cash equivalents at beginning of period          1,746       1,777

Cash and cash equivalents at end of period               $2,248      $2,309

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  441      $  444


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 8

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                          1999       1998

                                                           (in thousands)

Property management fees (included in operating expense)  $122       $120

Reimbursement for services of affiliates (included in

  investment properties and operating and general and

  administrative expenses)                                  50         53


During the six months ended June 30, 1999 and 1998 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $122,000 and $120,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $53,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $5,000 in construction service costs for the six months ended June 30, 1999. There were no construction service costs incurred during the six months ended June 30, 1998.

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

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,588.73 (approximately 28.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $235 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,648.00 units. As a result, AIMCO and its affiliates currently own 18,724.00 units of limited partnership interest in the Partnership representing approximately 41.72% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS

During the six months ended June 30, 1999, the Registrant made a distribution of approximately $850,000 (approximately $842,000 to the limited partners or $18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years.

NOTE E - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                           Residential     Other     Totals
Rental income                               $ 2,246      $    --    $ 2,246
Other income                                    134           17        151
Interest expense                                459           --        459
Depreciation                                    608           --        608
General and administrative expense               --           80         80
Segment profit (loss)                           267          (63)       204
Total assets                                 15,754          682     16,436
Capital expenditures for investment
properties                                      164           --        164

1998
                                          Residential     Other      Totals
Rental income                              $ 2,189      $    --     $ 2,189
Other income                                   178           65         243
Interest expense                               463           --         463
Depreciation                                   591           --         591
General and administrative expense              --           86          86
Segment profit (loss)                          203          (21)        182
Total assets                                15,733        2,261      17,994
Capital expenditures for investment
properties                                     182           --         182

NOTE F - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:


                                                Average Occupancy

Property                                        1999         1998

Williamsburg on the Lake Apartments

  Indianapolis, Indiana                         94%          95%

Huntington Athletic Club Apartments

  Morrisville, North Carolina                   92%          91%

Results of Operations

The Registrant's net income for the six months ended June 30, 1999, was approximately $204,000 as compared to approximately $182,000 for the six months ended June 30, 1998. The Registrant's net income for the three months ended June 30, 1999, was approximately $81,000 as compared to approximately $29,000 for the three months ended June 30, 1998. The increase in net income for the three and six month periods ended June 30, 1999 was due to a decrease in total expenses which was partially offset by a decrease in total revenues. Total expenses decreased due to a decrease in operating expenses which was partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to decreases in salary expenses at Huntington Athletic Club, expenses associated with fully furnished units leased to corporations at Huntington Athletic Club and reduced maintenance costs due to the completion of a major landscaping project in 1998 at Huntington Athletic Club Apartments. In addition, insurance expense decreased at both of the Partnership's properties due to a change in insurance carriers. Depreciation expense increased due to property additions during the second half of 1998 and the first half of 1999 which are now being depreciated.

Total revenues decreased due to a decrease in other income which more than offset an increase in rental income. Other income decreased due to the receipt during the six months ended June 30, 1998 of litigation proceeds in settlement of an action against a vendor for installation of defective piping at the Huntington Athletic Club Apartments. In addition, interest income decreased due to lower average replacement reserve and cash balances in interest-bearing accounts, income associated with renting fully furnished units to corporations decreased at Huntington Athletic Club, and tenant charges decreased at both of the Partnership's properties. Rental income increased due to increased average rental rates at both the Partnership's properties and improved occupancy at Huntington Athletic Club Apartments which was partially offset by reduced occupancy at Williamsburg on the Lake Apartments.

General and administrative expenses remained stable over the comparable periods. Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $2,248,000 compared to approximately $2,309,000 at June 30, 1998. The increase of approximately $502,000 in cash and cash equivalents since the Partnership's year ended December 31, 1998 is due to approximately $825,000 of cash provided by operating activities and approximately $562,000 of cash provided by investing activities, which were partially offset by approximately $885,000 of cash used in financing activities. Cash provided by investing activities consisted of withdrawals from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of a distribution to the partners, and to a lessor extent, of payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments. The Registrant invests its working capital reserves in a money market account.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At June 30, 1999 and 1998, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Williamsburg on the Lake Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $132,000 on capital improvements, consisting primarily of carpeting and vinyl replacement, air conditioning units, electrical upgrades, landscaping, appliances, and structural improvements. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $457,000 for 1999, which include certain of the required improvements, and consist of, carpeting and vinyl replacement, landscaping improvements, grounds lighting, air conditioning units, parking lot repairs, and other structural improvements.

Huntington Athletic Club Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $32,000 on capital improvements, consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $103,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $111,000 for 1999, which include certain of the required improvements, and consist of carpet and vinyl replacement and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $3,423,000 is amortized over 300 months with a balloon payment of approximately $3,211,000 due in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 1999, the Registrant made a distribution of approximately $850,000 (approximately $842,000 to the limited partners or $18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years. No such distributions were made to the partners during the six months ended June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,588.73 (approximately 28.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $235 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,648.00 units. As a result, AIMCO and its affiliates currently own 18,724.00 units of limited partnership interest in the Partnership representing approximately 41.72% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)           Reports on Form 8-K:

             No reports were filed during the three months ended June 30, 1999.

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

                                   Date:    August 6, 1999