Form 10QSB
period 1999-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 1999-11-10
CIK 763701

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the transition period from _________to _________

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


ITEM 1.   FINANCIAL STATEMENTS


a)

                         NATIONAL PROPERTY INVESTORS 8

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  1,347
Receivables and deposits                                                    376
Restricted escrows                                                           93
Other assets                                                                193
Investment properties:
Land                                                     $  1,970
Buildings and related personal property                    28,723
                                                           30,693
Less accumulated depreciation                             (17,207)       13,486
                                                                       $ 15,495
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $     29
Tenant security deposit liabilities                                          70
Accrued property taxes                                                      559
Other liabilities                                                           182
Mortgage notes payable                                                   10,805

Partners' (Deficit) Capital
General partner                                          $   (185)
Limited partners (44,882 units
issued and outstanding)                                     4,035         3,850
                                                                       $ 15,495


                 See Accompanying Notes to Financial Statements


b)

                         NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental income                         $ 1,080     $ 1,154    $ 3,326    $ 3,343
Other income                               83         121        234        364
Total revenues                          1,163       1,275      3,560      3,707

Expenses:
Operating                                 434         519      1,239      1,391
General and administrative                 62         106        142        192
Interest                                  229         231        688        694
Depreciation                              311         303        919        894
Property taxes                            123         122        364        360
Total expenses                          1,159       1,281      3,352      3,531

Net income (loss)                     $     4     $    (6)   $   208    $   176

Net income (loss) allocated
to general partner (1%)               $    --     $    --    $     2    $     2

Net income (loss) allocated
to limited partners (99%)                   4          (6)       206        174

                                      $     4     $    (6)   $   208    $   176
Net income (loss) per limited
partnership unit                      $   .09     $  (.13)   $  4.59    $  3.88

Distribution per limited
partnership unit                      $ 22.57     $ 22.06    $ 41.33    $ 22.06


                 See Accompanying Notes to Financial Statements


c)

                         NATIONAL PROPERTY INVESTORS 8

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      44,882     $     1     $22,441      $22,442

Partners' (deficit) capital at
December 31, 1998                   44,882     $  (168)    $ 5,684      $ 5,516


Distribution to partners                --         (19)     (1,855)      (1,874)

Net income for the nine months
ended September 30, 1999                --           2         206          208

Partners' (deficit) capital
   at September 30, 1999            44,882     $  (185)    $ 4,035      $ 3,850



                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                               1999        1998
Cash flows from operating activities:
Net income                                                $   208      $   176
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                  919          894
Amortization of loan costs                                     28           28
Change in accounts:
Receivables and deposits                                      (95)         (52)
Other assets                                                  (44)          17
Accounts payable                                              (25)          18
Tenant security deposit liabilities                             4           (2)
Accrued property taxes                                         89           79
Other liabilities                                              15          (16)

Net cash provided by operating activities                   1,099        1,142

Cash flows from investing activities:
Property improvements and replacements                       (264)        (279)
Net withdrawals from (deposits to) restricted escrows         693         (126)

Net cash provided by(used in) investing
activities                                                    429         (405)

Cash flows from financing activities:
Payments on mortgage notes payable                            (53)         (49)
Distributions to partners                                  (1,874)      (1,000)

Net cash used in financing activities                      (1,927)      (1,049)

Net decrease in cash and cash equivalents                    (399)        (312)

Cash and cash equivalents at beginning of period            1,746        1,777

Cash and cash equivalents at end of period                $ 1,347      $ 1,465

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $   661      $   666


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 8

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $181      $181

Reimbursement for services of affiliates (included in
  investment properties and operating and general and
  administrative expenses)                                     $ 81      $ 82

Non-accountable partnership reimbursement (included in
  general and administrative expense)                          $ 26      $ 67


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $181,000 for both the nine months ended September 30, 1999 and 1998.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $81,000 and $82,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $9,000 and $5,000 in construction service costs for the nine months ended September 30, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $26,000 and $67,000 for the nine months ended September 30, 1999 and 1998, respectively, for non-accountable expense reimbursements.

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

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 12,588.73 (approximately 28.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $235 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,648.00 units. As a result, AIMCO and its affiliates currently own 19,966.00 units of limited partnership interest in the Partnership representing approximately 44.49% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTIONS

During the nine months ended September 30, 1999, the Registrant made distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years. During the nine months ended September 30, 1998, the Registrant made distributions of approximately $1,000,000 (approximately $990,000 to the limited partners or $22.06 per limited partnership unit) from operations.

NOTE E - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes one in Indianapolis, Indiana and the other in Morrisville, North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                      1999                    Residential     Other      Totals
Rental income                                   $ 3,326      $    --    $ 3,326
Other income                                        212           22        234
Interest expense                                    688           --        688
Depreciation                                        919           --        919
General and administrative expense                   --          142        142
Segment profit (loss)                               328         (120)       208
Total assets                                     15,387          108     15,495
Capital expenditures for investment
  properties                                        264           --        264

                      1998                    Residential     Other      Totals
Rental income                                   $ 3,343      $    --    $ 3,343
Other income                                        265           99        364
Interest expense                                    694           --        694
Depreciation                                        894           --        894
General and administrative expense                   --          192        192
Segment profit (loss)                               269          (93)       176
Total assets                                     15,877        1,198     17,075
Capital expenditures for investment
  properties                                        279           --        279


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Williamsburg on the Lake Apartments         93%        96%
Indianapolis, Indiana
Huntington Athletic Club Apartments         92%        93%
Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Williamsburg on the Lake Apartments to a decline in market conditions in the immediate area. Additionally, the guard house at the main entry to the community experienced a fire which has impacted the drive-by curb appeal of the property. The guard house is currently being repaired.

Results of Operations

The Registrant's net income for the nine months ended September 30, 1999, was approximately $208,000 as compared to approximately $176,000 for the nine months ended September 30, 1998. The Registrant's net income for the three months ended September 30, 1999, was approximately $4,000 as compared to a net loss of approximately $6,000 for three months ended September 30, 1998. The increase in net income for the three and nine month periods ended September 30, 1999 was due to a decrease in total expenses which was more than offset a decrease in total revenues.

Total revenues decreased for the nine months ended September 30, 1999 primarily due to decreased other income and to a lesser extent to decreased rental income. Total revenues decreased for the three months ended September 30, 1999 due to decreased rental income and other income. Rental income decreased due to decreased occupancy and increased concessions at both of the Partnership's properties which were partially offset by increased average annual rental rates at both of the Partnership's properties. Other income decreased due to the receipt during 1998 of litigation proceeds in settlement of an action against a vendor for installation of defective piping at the Huntington Athletic Club Apartments. In addition, interest income decreased due to lower average cash balances in interest-bearing accounts, income associated with renting fully furnished units to corporations decreased at Huntington Athletic Club, and tenant charges decreased at both of the Partnership's properties.

Total expenses decreased due to a decrease in operating expenses and general and administrative expenses which were partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to decreased salary expenses at Huntington Athletic Club, decreased expenses associated with fully furnished units leased to corporations at Huntington Athletic Club and reduced maintenance costs due to the completion of major landscaping projects in 1998 at Huntington Athletic Club Apartments and Williamsburg on the Lake Apartments. In addition, insurance expense decreased at both of the Partnership's properties due to lower rates received from a new insurance carrier late in 1998. General and administrative expenses decreased over the comparable periods due to decreased nonaccountable partnership reimbursement paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement. Included in general and administrative expenses at both September 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased due to property additions during the past twelve months which are now being depreciated.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership held cash and cash equivalents of approximately $1,347,000 compared to approximately $1,465,000 at September 30, 1998. The decrease of approximately $399,000 in cash and cash equivalents since the Partnership's year ended December 31, 1998 is due to approximately $1,927,000 of cash used in financing activities, which was partially offset by approximately $1,099,000 of cash provided by operating activities and approximately $429,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners, and to a lessor extent, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements for each of the Registrant's properties are detailed below.

Williamsburg on the Lake Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $219,000 on capital improvements consisting primarily of carpet and vinyl replacement, air conditioning unit replacements, electrical upgrades, landscaping, appliances, and structural improvements. The landscaping and air conditioning unit replacements were approximately 75% complete as of September 30, 1999. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $457,000 for 1999, which include certain of the required improvements, and consist of, carpeting and vinyl replacement, landscaping improvements, grounds lighting, air conditioning unit replacements, parking lot resurfacing, and other structural improvements.

Huntington Athletic Club Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $45,000 on capital improvements consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $103,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $111,000 for 1999, which include certain of the required improvements, and consist of carpet and vinyl replacement and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $3,405,000 is amortized over 300 months with a balloon payment of approximately $3,211,000 due in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, the Registrant made distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years. During the nine months ended September 30, 1998, the Registrant made distributions of approximately $1,000,000 (approximately $990,000 to the limited partners or $22.06 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 12,588.73 (approximately 28.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $235 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,648.00 units. As a result, AIMCO and its affiliates currently own 19,966.00 units of limited partnership interest in the Partnership representing approximately 44.49% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.




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



                              NATIONAL PROPERTY INVESTORS 8


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: