Form 10KSB
period 1999-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2000-03-20
CIK 763701

March 20, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   National Property Investors 8
      Form 10-KSB
      File No. 0-14554


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

(MarkOne)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period _________to _________

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $4,751,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

Item 1.     Description of Business:

National  Property   Investors  8  (the  "Partnership"  or  "Registrant")  is  a
California limited partnership formed on June 26, 1984. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

Commencing May 13, 1985, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units. Upon termination of the offering, the Registrant had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. All the net proceeds of the offering were invested in three properties, of which two continue to be held by the Partnership. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 1999 and 1998.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Registrant's investments in properties:

                                Date of
Property                        Purchase     Type of Ownership           Use

Williamsburg on the Lake        03/12/86  Fee ownership subject to    Apartment
  Apartments                              first mortgage              460 units
  Indianapolis, Indiana

Huntington Apartments           02/11/88  Fee ownership subject to    Apartment
  Morrisville, North Carolina             first mortgage              212 units


Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                       Carrying    Accumulated                        Federal
Property                 Value     Depreciation    Rate   Method     Tax Basis
                            (in thousands)                        (in thousands)

Williamsburg on the     $19,048      $12,666       5-27     S/L       $ 5,081
  Lake Apartments

Huntington Apartments    11,793        4,851       5-29     S/L         6,441
                        $30,841      $17,517                          $11,522

See "Note A" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Property                      1999          Rate    Amortized    Date      Maturity (2)
                         (in thousands)                                   (in thousands)

Williamsburg on the          $ 7,400       7.33%       (1)       11/03       $ 7,400
  Lake Apartments
Huntington Apartments          3,386       9.85%     25 yrs.     02/02         3,211
                             $10,786                                         $10,611

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                     Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                       (per unit)
 Property                         1999           1998          1999        1998

 Williamsburg on the Lake        $6,487         $6,278          94%         96%
   Apartments
 Huntington Apartments            9,410          9,288          90%         93%

The Managing General Partner attributes the decrease in occupancy at Huntington Apartments to increased competition in the area from six new apartment complexes.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                  1999            1999
                                                 Billing          Rate
                                             (in thousands)

Williamsburg on the Lake Apartments               $363           10.38%
Huntington Apartments                              105            1.38%

Capital Improvements:

Williamsburg on the Lake Apartments

During the year ended December 31, 1999, the Partnership completed approximately $314,000 on capital expenditures at Williamsburg on the Lake Apartments consisting primarily of carpet and vinyl replacement, appliances, electrical upgrades, air conditioning unit replacements, fencing, major landscaping, structural improvements, and parking lot improvements. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $138,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the year ended December 31, 1999, the Partnership completed approximately $98,000 on capital expenditures at Huntington Athletic Club Apartments consisting primarily of carpet and vinyl replacement, structural improvements, and appliances. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $63,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the  Partnership's  Common Equity and Related Security Holder
        Matters:

The Partnership sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 1,011 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 24,905 Units or 55.49% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to February 29, 2000:

                                                Distributions

                                        Aggregate          Per Limited
                                      (in thousands)     Partnership Unit

       01/01/98 - 12/31/98              $1,000 (1)            $22.06

       01/01/99 - 12/31/99              $1,874 (2)            $41.33

       01/01/00 - 02/29/00              $1,028 (1)            $22.68

(1) Distribution was made from cash from operations (see "Item 6" for further details).

(2) Consists of $266,000 of cash from operations and $1,608,000 of cash from previously undistributed proceeds from refinancings and property sales from prior years (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 24,905 limited partnership units in the Partnership representing 55.49% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999 was approximately $156,000 as compared to approximately $288,000 for the year ended December 31, 1998. The decrease in net income for the year ended December 31, 1999 was due to a decrease in total revenues which was partially offset by a decrease in total expenses.

Total revenues decreased for the year ended December 31, 1999 primarily due to decreased other income and to a lesser extent to decreased rental income. Rental income decreased due to decreased occupancy and increased concessions at both of the Partnership's properties which were partially offset by increased average annual rental rates at both of the Partnership's properties. Other income decreased due to the receipt during 1998 of litigation proceeds in settlement of an action against a vendor for installation of defective piping at the Huntington Athletic Club Apartments. In addition, interest income decreased due to lower average cash balances in interest-bearing accounts, a decrease in income associated with renting fully furnished units to corporations at Huntington Athletic Club, and a decrease in tenant charges at both of the Partnership's properties.

Total expenses decreased due to a decrease in operating expenses which was partially offset by an increase in depreciation expense and property tax expense. Operating expenses decreased primarily due to decreased salary expenses at Huntington Athletic Club, decreased expenses associated with fully furnished units leased to corporations at Huntington Athletic Club and reduced maintenance costs. In addition, insurance expense decreased at both of the Partnership's properties due to lower rates received from a new insurance carrier late in 1998. Depreciation expense increased due to property additions during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the real estate tax assessment for both of the Partnership's properties.

General and administrative expenses remained stable over the comparable periods. Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $58,000 ($1.27 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $1,743,000 compared to approximately $1,746,000 at December 31, 1998. The decrease of approximately $3,000 in cash and cash equivalents since December 31, 1998 is due to approximately $1,946,000 of cash used in financing activities, which was partially offset by approximately $1,670,000 of cash provided by operating activities and approximately $273,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners, and to a lessor extent, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted will be $300 per unit or $201,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $3,386,000 is amortized over 300 months with a balloon payment of approximately $3,211,000 due in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1999, the Registrant made distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years. During the year ended December 31, 1998, the Registrant made distributions of approximately $1,000,000 (approximately $990,000 to the limited partners or $22.06 per limited partnership unit) from operations. Subsequent to December 31, 1999, the Registrant declared and paid a distribution of approximately
$1,028,000 (approximately $1,018,000 to the limited partners or $22.68 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvements, to permit any additional distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 24,905 limited partnership units in the Partnership representing 55.49% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.


Item 7.     FINANCIAL STATEMENTS:

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                Report of Ernst & Young LLP, Independent Auditors

The Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                            $ 1,743
   Receivables and deposits                                                 107
   Restricted escrows                                                       101
   Other assets                                                             165
   Investment properties (Notes C and F):
      Land                                               $ 1,970
      Buildings and related personal property              28,871
                                                           30,841

      Less accumulated depreciation                       (17,517)       13,324
                                                                       $ 15,440
Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                     $ 67
      Tenant security deposit liabilities                                    72
      Accrued property taxes                                                494
      Other liabilities                                                     223
      Mortgage notes payable (Note C)                                    10,786

Partners' (Deficit) Capital
   General partner                                        $ (185)
   Limited partners (44,882 units issued and
      outstanding)                                          3,983         3,798
                                                                       $ 15,440

                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,
                                                          1999          1998
Revenues:
   Rental income                                        $ 4,437       $ 4,490
   Other income                                             314           444
      Total revenues                                      4,751         4,934

Expenses:
   Operating                                              1,738         1,828
   General and administrative                               220           226
   Depreciation                                           1,229         1,204
   Interest                                                 917           924
   Property taxes                                           491           464
      Total expenses                                      4,595         4,646

Net income (Note D)                                       $ 156         $ 288

Net income allocated to general partner (1%)                $ 2           $ 3
Net income allocated to limited partners (99%)              154           285
                                                          $ 156         $ 288

Net income per limited partnership unit                  $ 3.43        $ 6.35

Distributions per limited partnership unit              $ 41.33       $ 22.06


                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General    Limited
                                     Units       Partner    Partners     Total

Original capital contributions       44,882        $ 1       $22,441    $22,442

Partners' (deficit) capital at
  December 31, 1997                  44,882       $ (161)    $ 6,389    $ 6,228

Distribution to partners                 --          (10)       (990)    (1,000)

Net income for the year ended
  December 31, 1998                      --            3         285        288

Partners' (deficit) capital at
  December 31, 1998                  44,882         (168)      5,684      5,516

Distribution to partners                 --          (19)     (1,855)    (1,874)

Net income for the year ended
  December 31, 1999                      --            2         154        156

Partners' (deficit) capital at
  December 31, 1999                  44,882       $ (185)    $ 3,983    $ 3,798


                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                           1999         1998
Cash flows from operating activities:
  Net income                                              $ 156        $ 288
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of loan costs                             38           38
      Depreciation                                        1,229        1,204
      Change in accounts:
        Receivables and deposits                            174            3
        Other assets                                        (26)          13
        Accounts payable                                     13           33
        Tenant security deposit liabilities                   6           (1)
        Accrued property taxes                               24            1
        Other liabilities                                    56            7

          Net cash provided by operating activities       1,670        1,586

Cash flows from investing activities:
  Property improvements and replacements                   (412)        (393)
  Net withdrawals from (deposits to) restricted escrows     685         (158)

          Net cash provided by (used in) investing
               activities                                   273         (551)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (72)         (66)
  Distributions to partners                              (1,874)      (1,000)

          Net cash used in financing activities          (1,946)      (1,066)

Net decrease in cash and cash equivalents                    (3)         (31)

Cash and cash equivalents at beginning of year            1,746        1,777

Cash and cash equivalents at end of year                $ 1,743      $ 1,746

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 880        $ 887

                     See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 8, a California Limited Partnership (the "Partnership" or "Registrant"), was organized under the Uniform Limited Partnership Laws of California on June 26, 1984. NPI Equity Investments, Inc. is the managing general partner (the "Managing General Partner") of the Partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. The Partnership operates two properties, one located in Indianapolis, Indiana, and one located in Morrisville, North Carolina.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: Profits, gains, and losses of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partner to the extent that the general partner would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partner will be equal to at least 1% of each gain at all times during the existence of the Partnership.

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Accordingly, net income as shown in the statements of operations and changes in partner's (deficit) capital for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 44,882 units outstanding.

Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Fair Value of Financial Statements: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Loan Costs: Loan costs of approximately $286,000, less accumulated amortization of approximately $155,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrows:

      Reserve Account: A general reserve account was established in 1996 with the refinancing proceeds for Williamsburg on the Lake Apartments. These funds were established to cover necessary repairs and replacements of existing improvements. The balance at December 31, 1999 is approximately $85,000 which includes interest.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $79,000 and $87,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                             Principal    Monthly                           Principal
                            Balance At    Payment     Stated                 Balance
                            December 31, Including   Interest  Maturity      Due At
                               1999
Property                                   Interest     Rate      Date       Maturity
                                 (in thousands)                          (in thousands)
Williamsburg on the Lake
  Apartments                  $ 7,400      $  45(1)    7.33%     11/03       $ 7,400
Huntington Apartments           3,386         34       9.85%     02/02         3,211

          Totals              $10,786      $  79                             $10,611

(1)   Interest only payments.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000               $  79
                               2001                  88
                               2002               3,219
                               2003               7,400

                                                $10,786

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              1999         1998

Net income as reported                        $ 156        $ 288
Add (deduct):
   Depreciation differences                      90          103
   Miscellaneous                                 35          102

Federal taxable income                        $ 281        $ 493

Federal taxable income per limited
   partnership unit                          $ 6.21       $10.88

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                   1999

Net assets as reported                            $ 3,798
Land and buildings                                 (1,234)
Accumulated depreciation                             (568)
Syndication and distribution costs                  2,637
Other                                                 115
Net assets - Federal tax basis                    $ 4,748

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                          1999       1998
                                                          (in thousands)

Property management fees (included in operating           $243       $245
  expenses)
Reimbursement for services of affiliates
  (included in operating, and general and
  administrative expenses and investment
  properties)                                              107        108
Non-accountable partnership reimbursement (included
  in general and administrative expense)                    26         67

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $243,000 and $245,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $107,000 and $108,000 for the years ended December 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $26,000 and $67,000 for the years ended December 31, 1999 and 1998, respectively, for non-accountable expense reimbursements.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 24,905 limited partnership units in the Partnership representing 55.49% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances      Land        Property      Acquisition
                            (in thousands)                             (in thousands)
Williamsburg on the Lake
  Apartments                    $ 7,400        $ 590       $14,822         $ 3,636
Huntington Apartments             3,386         1,368        9,233           1,192

Total                           $10,786       $ 1,958      $24,055         $ 4,828


                  Gross Amount At Which
                         Carried
                  At December 31, 1999
                      (in thousands)
                        Buildings
                       And Related
                         Personal            Accumulated     Year of     Date   Depreciable
Description     Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                           (in thousands)
Williamsburg
  on the Lake
  Apartments    $ 594    $18,454   $19,048    $12,666      1974-1976    03/86    5-27 yrs
Huntington
  Apartments     1,376    10,417    11,793      4,851         1986      02/88    5-29 yrs

Total          $ 1,970   $28,871   $30,841    $17,517


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                  1999         1998
                                                   (in thousands)
         Real Estate
         Balance at beginning of year            $30,429      $30,036
             Property improvements                   412          393
         Balance at end of year                  $30,841      $30,429

         Accumulated Depreciation
         Balance at beginning of year            $16,288      $15,084
             Additions charged to expense          1,229        1,204
          Balance at end of year                 $17,517      $16,288


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $29,607,000 and $29,161,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $18,085,000 and $16,948,000, respectively.

Note G - Distributions

During the year ended December 31, 1999, the Registrant made distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years. During the year ended December 31 1998, the Registrant made distributions of approximately $1,000,000 (approximately $990,000 to the limited partners or $22.06 per limited partnership unit) from operations. Subsequent to December 31, 1999, the Registrant declared and paid a distribution of approximately
$1,028,000 (approximately $1,018,000 to the limited partners or $22.68 per limited partnership unit) from operations.

Note H - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one in Indianapolis, Indiana and the other in Morrisville, North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                      Residential        Other         Totals
Rental income                                 $ 4,437          $ --          $ 4,437
Other income                                      289              25            314
Interest expense                                  917              --            917
Depreciation                                    1,229              --          1,229
General and administrative expense                 --             220            220
Segment profit (loss)                             351            (195)           156
Total assets                                   15,354              86         15,440
Capital expenditures for investment
  properties                                      412              --            412


                  1998                      Residential        Other         Totals
Rental income                                 $ 4,490          $ --          $ 4,490
Other income                                      335             109            444
Interest expense                                  924              --            924
Depreciation                                    1,204              --          1,204
General and administrative expense                 --             226            226
Segment profit (loss)                             405            (117)           288
Total assets                                   15,636           1,495         17,131
Capital expenditures for investment
  properties                                      393              --            393


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $58,000 ($1.27 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

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

      Name                   Age   Position

      Patrick J. Foye        42    Executive Vice President and Director

      Martha L. Long         40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1999.

                                           Amount and Nature

           Name of Beneficial Owner       of Beneficial Owner    % of Class

           Insignia Properties, L.P.             17,072            38.04%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.                 7,833            17.45%
             (an affiliate of AIMCO)

Insignia Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

As a result of its ownership of 24,905 units, AIMCO could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                    1999        1998
                                                     (in thousands)

Properties management fees                          $243        $245
Reimbursement for services of affiliates             107         108
Non-accountable Partnership reimbursement             26          67

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $243,000 and $245,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $107,000 and $108,000 for the years ended December 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $26,000 and $67,000 for the years ended December 31, 1999 and 1998, respectively, for non-accountable expense reimbursements.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 24,905 limited partnership units in the Partnership representing 55.49% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/Patrick J. Foye      Executive Vice President            Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President               Date:
Martha L. Long          and Controller

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

          3.4  Agreement of Limited Partnership (2)

               Amendments to Agreement of Limited Partnership (3)

               Amendments to Agreement of Limited Partnership (4)

               Amendments to Agreement of Limited Partnership (5)

          10.18Property Management Agreement dated June 21, 1991, by and between
               the   Registrant   and  NPI   Management   with  respect  to  the
               Registrant's properties (6)

          10.19Deed of Trust and Security Agreement among the Registrant and Morgan Guaranty Trust Company of New York, as Trustee, as Lender as it pertains to Huntington Apartments (7)

          10.25Multifamily  Mortgage  dated November 1, 1996,  between  National
               Property Investors 8, a California Limited Partnership and Lehman Brothers Holdings, Inc., relating to Williamsburg I & II (8)

          16   Letter  dated  November 10, 1998,  from the  Registrant's  former
               independent   accountant   regarding  its  concurrence  with  the
               statements made by the Registrant (9)

          18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

          27   Financial Data Schedule.

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

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

                                                                     Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
NPI Equity Investments, Inc.
Managing General Partner of National Property Investors 8
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Financial Statements of National Property Investors 8 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP