Form 10QSB
period 2000-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2000-05-11
CIK 763701

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                 $  801
   Receivables and deposits                                                     100
   Restricted escrows                                                           134
   Other assets                                                                 238
   Investment properties:
       Land                                                  $  1,970
       Buildings and related personal property                 29,033
                                                               31,003
       Less accumulated depreciation                          (17,837)       13,166
                                                                           $ 14,439

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   64
   Tenant security deposit liabilities                                           71
   Accrued property taxes                                                       545
   Other liabilities                                                            192
   Mortgage notes payable                                                    10,770

Partners' (Deficit) Capital
   General partner                                            $  (195)
   Limited partners (44,882 units
      issued and outstanding)                                   2,992         2,797
                                                                           $ 14,439

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                                 2000        1999
Revenues:
   Rental income                                               $ 1,122     $ 1,130
   Other income                                                     74          74
       Total revenues                                            1,196       1,204

Expenses:
   Operating                                                       384         397
   General and administrative                                      111          40
   Interest                                                        232         230
   Depreciation                                                    320         301
   Property taxes                                                  122         113
       Total expenses                                            1,169       1,081

Net income                                                       $  27       $ 123

Net income allocated to general partner (1%)                     $  --        $  1

Net income allocated to limited partners (99%)                      27         122

                                                                 $  27       $ 123
Net income per limited partnership unit                         $ 0.60      $ 2.72

Distribution per limited partnership unit                      $ 22.68     $ 18.76

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 8

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)

                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $   1      $22,441      $22,442

Partners' (deficit) capital at
   December 31, 1999                  44,882      $ (185)     $ 3,983      $ 3,798

Distribution to partners                  --         (10)      (1,018)      (1,028)

Net income for the three months
   ended March 31, 2000                   --          --           27           27

Partners' (deficit) capital
   at March 31, 2000                  44,882      $ (195)     $ 2,992      $ 2,797


                   See Accompanying Notes to Financial Statements

d)
                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2000        1999
Cash flows from operating activities:
  Net income                                                      $  27        $ 123
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   320          301
     Amortization of loan costs                                       9            9
     Change in accounts:
        Receivables and deposits                                      7          (24)
        Other assets                                                (82)           5
        Accounts payable                                             (3)         (18)
        Tenant security deposit liabilities                          (1)           1
        Accrued property taxes                                       51           19
        Other liabilities                                           (31)           8

          Net cash provided by operating activities                 297          424

Cash flows from investing activities:

  Property improvements and replacements                           (162)         (34)
  Net (deposits to) withdrawals from restricted escrows             (33)         591

          Net cash (used in) provided by investing
             activities                                            (195)         557

Cash flows from financing activities:

  Payments on mortgage notes payable                                (16)         (17)
  Distributions to partners                                      (1,028)        (850)

          Net cash used in financing activities                  (1,044)        (867)

Net (decrease) increase in cash and cash equivalents               (942)         114

Cash and cash equivalents at beginning of period                  1,743        1,746

Cash and cash equivalents at end of period                       $ 801       $ 1,860

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 222        $ 221

                   See Accompanying Notes to Financial Statements

e)
                           NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 60      $ 61
 Reimbursement for services of affiliates (included in
   investment properties and operating and general and
   administrative expenses)                                       $ 29      $ 29
 Non-accountable partnership reimbursement (included in
   general and administrative expense)                            $ 67      $ --

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $60,000 and $61,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $29,000 for both of the three months ended March 31, 2000 and 1999.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $67,000 for the three months ended March 31, 2000 for non-accountable expense reimbursements. The Managing General Partner was not entitled to receive a similar reimbursement during the three months ended March 31, 1999 because there were no distributions from operations.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver to date.

AIMCO and its affiliates currently own 24,988 limited partnership units in the Partnership representing 55.675% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.675% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders.
Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

Note D - Distributions

During the three months ended March 31, 2000, the Registrant declared and paid a distribution of approximately $1,028,000 (approximately $1,018,000 to the limited partners or $22.68 per limited partnership unit) from operations. During the three months ended March 31, 1999, the Registrant made a distribution of approximately $850,000 (approximately $842,000 to the limited partners or $18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years.

Note E - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes one in Indianapolis, Indiana and the other in Morrisville, North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                     2000                        Residential       Other      Totals
Rental income                                      $ 1,122        $   --    $ 1,122
Other income                                            73             1         74
Interest expense                                       232            --        232
Depreciation                                           320            --        320
General and administrative expense                      --           111        111
Segment profit (loss)                                  137          (110)        27
Total assets                                        14,347            92     14,439
Capital expenditures for investment
  properties                                           162            --        162


                     1999                        Residential      Other      Totals
Rental income                                      $ 1,130       $   --     $ 1,130
Other income                                            63           11          74
Interest expense                                       230           --         230
Depreciation                                           301           --         301
General and administrative expense                      --           40          40
Segment profit (loss)                                  152          (29)        123
Total assets                                        15,690          707      16,397
Capital expenditures for investment
  properties                                            34           --          34

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Williamsburg on the Lake Apartments           95%        95%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           85%        93%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Huntington Athletic Club Apartments to increased competition in the area from six new apartment complexes.

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $27,000 as compared to approximately $123,000 for the three months ended March 31, 1999. The decrease in net income for the three month period ended March 31, 2000 was due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for the three months ended March 31, 2000 due to decreased rental income. Rental income decreased due to decreased occupancy at Huntington Athletic Club Apartments which was partially offset by increased average rental rates at both of the Partnership's properties.

Total expenses increased due to an increase in general and administrative expenses and depreciation expense which were partially offset by a decrease in operating expense. General and administrative expenses increased over the comparable period due to an increase in the nonaccountable partnership reimbursement paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement. Included in general and administrative expenses at both March 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased due to property additions during the past twelve months which are now being depreciated. Operating expenses decreased primarily due to decreased salary expenses at Williamsburg on the Lake Apartments.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership held cash and cash equivalents of approximately $801,000 compared to approximately $1,860,000 at March 31, 1999. The decrease of approximately $942,000 in cash and cash equivalents since December 31, 1999 is due to approximately $1,044,000 of cash used in financing activities and approximately $195,000 of cash used in investing activities which was partially offset by approximately $297,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Williamsburg on the Lake Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $105,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of office equipment, carpet replacement, submetering improvements, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $328,000, consisting primarily of parking area improvements, air conditioning unit replacement, appliances, carpet replacements, major landscaping, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $57,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of carpet replacement, lighting upgrades, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $158,000, consisting primarily of appliances, carpet replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $3,370,000 is amortized over 300 months with a balloon payment of approximately $3,211,000 due in February 2002. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Registrant declared and paid a distribution of approximately $1,028,000 (approximately $1,018,000 to the limited partners or $22.68 per limited partnership unit) from operations. During the three months ended March 31, 1999, the Registrant made a distribution of approximately $850,000 (approximately $842,000 to the limited partners or $18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed in the first quarter of 2000:

                  None.

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