Form 10QSB
period 2000-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2000-08-11
CIK 763701

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  715
   Receivables and deposits                                                     337
   Restricted escrows                                                           555
   Other assets                                                                 352
   Investment properties:
       Land                                                  $  1,970
       Buildings and related personal property                 29,154
                                                               31,124
       Less accumulated depreciation                          (18,163)       12,961
                                                                           $ 14,920

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   83
   Tenant security deposit liabilities                                           67
   Accrued property taxes                                                       484
   Other liabilities                                                            286
   Mortgage notes payable                                                    14,772

Partners' Deficit

   General partner                                            $  (231)
   Limited partners (44,882 units
      issued and outstanding)                                    (541)         (772)
                                                                           $ 14,920

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2000          1999         2000         1999
Revenues:
   Rental income                      $ 1,092      $ 1,116      $ 2,214      $ 2,246
   Other income                            90           77          164          151
     Total revenues                     1,182        1,193        2,378        2,397

Expenses:
   Operating                              458          408          842          805
   General and administrative              66           40          177           80
   Interest                               266          229          498          459
   Depreciation                           326          307          646          608
   Property taxes                         127          128          249          241
     Total expenses                     1,243        1,112        2,412        2,193

(Loss) income before
   extraordinary item                     (61)          81          (34)         204
Extraordinary loss on early
   extinguishment of debt                (181)          --         (181)          --

Net (loss) income                     $  (242)        $ 81       $ (215)       $ 204

Net (loss) income allocated to
  general partner (1%)                     (2)           1           (2)           2

Net (loss) income allocated to
  limited partners (99%)                 (240)          80         (213)         202

                                      $  (242)        $ 81       $ (215)       $ 204
Per limited partnership unit:
  (Loss) income before
    extraordinary item                $ (1.36)      $ 1.78      $ (0.76)      $ 4.50
  Extraordinary loss on the
    early extinguishment of debt        (3.99)          --        (3.99)          --

Net (loss) income                     $ (5.35)      $ 1.78      $ (4.75)      $ 4.50

Distributions per limited
  partnership unit                    $ 73.37        $ --       $ 96.05      $ 18.76

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 8

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $   1      $22,441      $22,442

Partners' (deficit) capital at
   December 31, 1999                  44,882      $ (185)     $ 3,983      $ 3,798

Distributions to partners                 --         (44)      (4,311)      (4,355)

Net loss for the six months
   ended June 30, 2000                    --          (2)        (213)        (215)

Partners' deficit at
   June 30, 2000                      44,882      $ (231)      $ (541)      $ (772)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                    Six Months Ended
                                                                        June 30,

                                                                     2000        1999
Cash flows from operating activities:

  Net (loss) income                                                 $ (215)      $ 204
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      646         608
     Amortization of loan costs                                         18          19
     Extraordinary loss on early extinguishment of debt                181          --
     Change in accounts:
        Receivables and deposits                                      (230)         37
        Other assets                                                   (43)        (29)
        Accounts payable                                                16          11
        Tenant security deposit liabilities                             (5)          2
        Accrued property taxes                                         (10)        (43)
        Other liabilities                                               63          16

          Net cash provided by operating activities                    421         825

Cash flows from investing activities:

  Property improvements and replacements                              (283)       (164)
  Net (deposits to) withdrawals from restricted escrows               (454)        726

          Net cash (used in) provided by investing activities         (737)        562

Cash flows from financing activities:

  Payments on mortgage note payable                                    (22)        (35)
  Payoff of mortgage note payable                                   (3,364)         --
  Proceeds from mortgage note payable                                7,372          --
  Prepayment penalty                                                  (168)         --
  Loan costs paid                                                     (175)         --
  Distributions to partners                                         (4,355)       (850)

          Net cash used in financing activities                       (712)       (885)

Net (decrease) increase in cash and cash equivalents                (1,028)        502

Cash and cash equivalents at beginning of period                     1,743       1,746

Cash and cash equivalents at end of period                          $  715     $ 2,248

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $  458      $ 441

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $120      $122
 Reimbursement for services of affiliates (included in
   investment properties and operating and general and
   administrative expenses)                                         64        50
 Non-accountable partnership reimbursement (included in
   general and administrative expense)                              91        --
 Loan costs (included in other assets)                              74        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $120,000 and $122,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $64,000 and $50,000 for the six months ended June 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 for the six months ended June 30, 2000 for non-accountable expense reimbursements. The Managing General Partner was not entitled to receive a similar reimbursement during the six months ended June 30, 1999 because there were no distributions from operations.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $74,000 for loan costs related to the refinancing of one of the Partnership's properties during the six months ended June 30, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

AIMCO and its affiliates currently own 25,057 limited partnership units in the Partnership representing 55.83% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.83% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,352 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note D - Distributions

During the six months ended June 30, 2000, the Registrant declared and paid distributions of approximately $4,355,000 (approximately $4,311,000 to the limited partners or $96.05 per limited partnership unit) consisting of approximately $1,177,000 (approximately $1,165,000 to the limited partners or $25.96 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. Subsequent to June 30, 2000, the Registrant declared and paid a distribution of approximately $69,000 (approximately $68,000 to the limited partners or $1.52 per limited partnership unit) from operations. During the six months ended June 30, 1999, the Registrant made a distribution of approximately $850,000 (approximately $842,000 to the limited partners or $18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years.

Note E - Extraordinary Loss on Early Extinguishment

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $175,000 at June 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes one located in each of Indianapolis, Indiana and Morrisville, North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

       Three months ended June 30, 2000          Residential      Other      Totals

Rental income                                      $ 1,092        $   --     $ 1,092
Other income                                            79            11         90
Interest expense                                       266            --        266
Depreciation                                           326            --        326
General and administrative expense                      --            66         66
Extraordinary loss on early extinguishment
  of debt                                             (181)           --       (181)
Segment loss                                          (187)          (55)      (242)


        Six months ended June 30, 2000           Residential      Other      Totals

Rental income                                      $ 2,214        $   --    $ 2,214
Other income                                           152            12        164
Interest expense                                       498            --        498
Depreciation                                           646            --        646
General and administrative expense                      --           177        177
Extraordinary loss on early extinguishment
  of debt                                             (181)           --       (181)
Segment loss                                           (50)         (165)      (215)
Total assets                                        14,589           331     14,920
Capital expenditures for investment
  properties                                           283            --        283


        Three months ended June 30, 1999          Residential     Other      Totals

Rental income                                      $ 1,116       $   --     $ 1,116
Other income                                            71            6          77
Interest expense                                       229           --         229
Depreciation                                           307           --         307
General and administrative expense                      --           40          40
Segment profit (loss)                                  115          (34)         81


        Six months ended June 30, 1999           Residential     Other      Totals

Rental income                                      $ 2,246       $   --     $ 2,246
Other income                                           134           17         151
Interest expense                                       459           --         459
Depreciation                                           608           --         608
General and administrative expense                      --           80          80
Segment profit (loss)                                  267          (63)        204
Total assets                                        15,754          682      16,436
Capital expenditures for investment
  properties                                           164           --         164

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Williamsburg on the Lake Apartments           93%        94%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           88%        92%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Huntington Athletic Club Apartments to increased competition in the area from six new apartment complexes and a plumbing project which causes several units at a time to be vacant as the work is being completed.

Results of Operations

The Registrant's net loss for the six months ended June 30, 2000 was approximately $215,000 as compared to net income of approximately $204,000 for the six months ended June 30, 1999. The Registrant's net loss for the three month period ended June 30, 2000 was approximately $242,000 as compared to net income of approximately $81,000 for the three month period ended June 30, 1999. The increase in net loss for the three and six month periods ended June 30, 2000 was due to the recognition in 2000 of an extraordinary loss on early extinguishment of debt, as well as an increase in total expenses, and a decrease in total revenues. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at Huntington Athletic Club Apartments (see discussion below).

The Partnership experienced losses of approximately $61,000 and $34,000, respectively, for the three and six months ended June 30, 2000 before the extraordinary item as compared to net income of approximately $81,000 and $204,000, respectively, for the comparable periods in 1999 due to decreases in revenues and increases in expenses. Total revenues decreased for the three and six month periods ended June 30, 2000 due to decreased rental income which was partially offset by an increase in other income. Rental income decreased due to decreased occupancy at both of the Partnership's properties and increased concessions at Williamsburg on the Lake Apartments which was partially offset by increased average rental rates at Williamsburg on the Lake Apartments and decreased concessions at Huntington Athletic Club Apartments. Other income increased due to an increase in tenant charges at Williamsburg on the Lake Apartments, increased corporate housing revenue at Huntington Athletic Club Apartments and increased local telephone commissions at both properties.

Total expenses increased for the three and six month periods ended June 30, 2000 due to an increase in operating, interest, depreciation, and general and administrative expenses. Operating expenses increased primarily due to an increase in payroll expenses, utility costs, and collection costs at both the Partnership's properties. Interest expense increased due to the refinancing of Huntington Athletic Club Apartments, as discussed below. Depreciation expense increased due to property additions during the past twelve months. General and administrative expenses increased over the comparable period due to an increase in the non-accountable partnership reimbursement paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement, and increased professional fees necessary to manage the Partnership. Included in general and administrative expenses at both June 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership held cash and cash equivalents of approximately $715,000 compared to approximately $2,248,000 at June 30, 1999. The decrease of approximately $1,028,000 in cash and cash equivalents since December 31, 1999 is due to approximately $712,000 of cash used in financing activities and approximately $737,000 of cash used in investing activities which was partially offset by approximately $421,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, the payoff of the previous debt encumbering Huntington Athletic Club Apartments, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments, the payment of loan costs, and a prepayment penalty relating to the refinance of Huntington Athletic Club Apartments partially offset by proceeds from the refinancing of the mortgage encumbering Huntington Athletic Club Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $175,000 at June 30, 2000. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Williamsburg on the Lake Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $173,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of carpet and vinyl replacements, submetering improvements, and appliances. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $328,000, consisting primarily of parking area improvements, air conditioning unit replacement, appliances, carpet replacements, major landscaping, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $110,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of swimming pool upgrades, carpet replacement, lighting upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $158,000, consisting primarily of appliances, carpet replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $7,372,000 is amortized over 20 years and matures June 1, 2020. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Registrant declared and paid distributions of approximately $4,355,000 (approximately $4,311,000 to the limited partners or $96.05 per limited partnership unit) consisting of approximately $1,177,000 (approximately $1,165,000 to the limited partners or $25.96 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. Subsequent to June 30, 2000, the Registrant declared and paid a distribution of approximately $69,000 (approximately $68,000 to the limited partners or $1.52 per limited partnership unit) from operations. During the six months ended June 30, 1999, the Registrant made a distribution of approximately $850,000 (approximately $842,000 to the limited partners or $18.76 per limited partnership unit) from refinancing and property sale proceeds from prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 10.26, Multifamily Note dated May 8, 2000, by and between National Property Investors 8, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                    NATIONAL PROPERTY INVESTORS 8

                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:

                                                                   Exhibit 10.26

                                                        FHLMC Loan No. 002682478

                                MULTIFAMILY NOTE

                                (NORTH CAROLINA)

US $7,372,000.00                                          As of May 8, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Seven Million Three Hundred Seventy-Two Thousand and 00/100 Dollars (US $7,372,000.00), with interest on the unpaid principal balance at the annual rate of eight and one hundred fifty thousandths percent (8.150%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn:
     Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Sixty Two Thousand Three Hundred Fifty Two and 34/100 Dollars (US $62,352.34), shall be payable on the first day of each month beginning on July 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on June 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 15 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including reasonable attorneys' fees and expenses, fees and out-of-pocket expenses of expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including reasonable attorneys' fees and expenses, fees and out-of-pocket expenses of expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X         Schedule A    Prepayment Premium (required)

             X         Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and delivered  this Note, or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative, as a sealed instrument.

                                    NATIONAL PROPERTY INVESTORS 8, A CALIFORNIA
                                       LIMITED PARTNERSHIP, a California limited partnership

                                    By:  NPI Equity Investments, Inc., a Florida
                                         corporation, its general partner



                                       By:
                                            Harry Alcock
                                            Executive Vice President

                                   13-3254885
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN
MORTGAGE  CORPORATION,  WITHOUT  RECOURSE,
THIS 8TH DAY OF MAY, 2000.

GMAC COMMERCIAL
MORTGAGE CORPORATION,
a California corporation



By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                    (A)  the amount of principal being prepaid,

                         by

                    (B) the excess (if any) of the Monthly Note Rate over the Assumed

                         Reinvestment Rate,

                         by

                    (C)  the Present Value Factor.

               For purposes of subparagraph (ii), the following definitions shall apply:

               Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

               Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

               Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

               Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                        SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

                  So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

            (4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.