Form 10QSB
period 2000-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2000-11-08
CIK 763701

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

                 For the quarterly period ended September 30, 2000


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                           NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  683
   Receivables and deposits                                                     302
   Restricted escrows                                                           543
   Other assets                                                                 340
   Investment properties:
       Land                                                  $  1,970
       Buildings and related personal property                 29,557
                                                               31,527
       Less accumulated depreciation                          (18,499)       13,028
                                                                           $ 14,896
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  219
   Tenant security deposit liabilities                                           73
   Accrued property taxes                                                       594
   Other liabilities                                                            280
   Mortgage notes payable                                                    14,735

Partners' Deficit
   General partner                                            $  (233)
   Limited partners (44,882 units
      issued and outstanding)                                    (772)       (1,005)
                                                                           $ 14,896


                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                       Three Months Ended         Nine Months Ended
                                         September 30,              September 30,
                                       2000          1999         2000         1999
Revenues:
   Rental income                      $ 1,100      $ 1,080      $ 3,314      $ 3,326
   Other income                           105           83          269          234
     Total revenues                     1,205        1,163        3,583        3,560

Expenses:
   Operating                              540          434        1,382        1,239
   General and administrative              88           62          265          142
   Interest                               296          229          794          688
   Depreciation                           336          311          982          919
   Property taxes                         110          123          359          364
     Total expenses                     1,370        1,159        3,782        3,352

(Loss) income before
   extraordinary item                    (165)           4         (199)         208
Extraordinary loss on early
   extinguishment of debt                  --           --         (181)          --

Net (loss) income                     $  (165)        $  4       $ (380)      $  208

Net (loss) income allocated to
  general partner (1%)                     (2)          --           (4)           2

Net (loss) income allocated to
  limited partners (99%)                 (163)           4         (376)         206

                                      $  (165)        $  4       $ (380)      $  208
Per limited partnership unit:
  (Loss) income before
    extraordinary item                $ (3.63)      $ 0.09      $ (4.39)      $ 4.59
  Extraordinary loss on the
    early extinguishment of debt           --           --        (3.99)          --

Net (loss) income                     $ (3.63)      $ 0.09      $ (8.38)      $ 4.59

Distributions per limited
  partnership unit                    $  1.52      $ 22.57      $ 97.57       $ 41.33

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 8

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882      $    1      $22,441      $22,442

Partners' (deficit) capital at
   December 31, 1999                  44,882      $ (185)     $ 3,983      $ 3,798

Distributions to partners                 --         (44)      (4,379)      (4,423)

Net loss for the nine months
   ended September 30, 2000               --          (4)        (376)        (380)

Partners' deficit at
   September 30, 2000                 44,882      $ (233)     $  (772)     $(1,005)


                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                     2000        1999
Cash flows from operating activities:
  Net (loss) income                                                 $ (380)     $  208
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      982         919
     Amortization of loan costs                                         28          28
     Extraordinary loss on early extinguishment of debt                181          --
     Change in accounts:
        Receivables and deposits                                      (195)        (95)
        Other assets                                                   (59)        (44)
        Accounts payable                                                 7         (25)
        Tenant security deposit liabilities                              1           4
        Accrued property taxes                                         100          89
        Other liabilities                                               57          15

          Net cash provided by operating activities                    722       1,099

Cash flows from investing activities:
  Property improvements and replacements                              (541)       (264)
  Net (deposits to) withdrawals from restricted escrows               (442)        693

          Net cash (used in) provided by investing activities         (983)        429

Cash flows from financing activities:
  Payments on mortgage note payable                                    (59)        (53)
  Payoff of mortgage note payable                                   (3,364)         --
  Proceeds from mortgage note payable                                7,372          --
  Prepayment penalty                                                  (168)         --
  Loan costs paid                                                     (157)         --
  Distributions to partners                                         (4,423)     (1,874)

          Net cash used in financing activities                       (799)     (1,927)

Net decrease in cash and cash equivalents                           (1,060)       (399)

Cash and cash equivalents at beginning of period                     1,743       1,746

Cash and cash equivalents at end of period                         $   683     $ 1,347

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $   744     $   661

At September 30, 2000, approximately $145,000 of property improvements and replacements were included in accounts payable.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $180      $181
 Reimbursement for services of affiliates (included in
   investment properties and operating and general and
   administrative expenses)                                        133        81
 Non-accountable partnership reimbursement (included in
   general and administrative expense)                              67        26
 Partnership management fee (included in general and
   administrative expense)                                          25        --
 Loan costs (included in other assets)                              74        --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $180,000 and $181,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $133,000 and $81,000 for the nine months ended September 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $67,000 and $26,000 for the nine months ended September 30, 2000 and 1999, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $25,000 during the nine months ended September 30, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the nine months ended September 30, 1999.

In addition to reimbursement for services of affiliates, the Partnership was charged by an affiliate of the Managing General Partner approximately $74,000 for loan costs related to the refinancing of one of the Partnership's properties during the nine months ended September 30, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 25,391 limited partnership units in the Partnership representing 56.57% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.57% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,352 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note D - Distributions

During the nine months ended September 30, 2000, the Registrant declared and paid distributions of approximately $4,423,000 (approximately $4,379,000 to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.48 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. During the nine months ended September 30, 1999, the Registrant made distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years.

Note E - Extraordinary Loss on Early Extinguishment

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one located in each of Indianapolis, Indiana and Morrisville, North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.
Note F - Segment Reporting (continued)

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


     Three Months Ended September 30, 2000       Residential      Other      Totals

Rental income                                      $ 1,100        $  --     $ 1,100
Other income                                            96             9        105
Interest expense                                       296            --        296
Depreciation                                           336            --        336
General and administrative expense                      --            88         88
Segment loss                                           (86)          (79)      (165)


     Nine Months Ended September 30, 2000        Residential      Other      Totals

Rental income                                      $ 3,314        $   --    $ 3,314
Other income                                           248            21        269
Interest expense                                       794            --        794
Depreciation                                           982            --        982
General and administrative expense                      --           265        265
Extraordinary loss on early extinguishment
  of debt                                             (181)           --       (181)
Segment loss                                          (136)         (244)      (380)
Total assets                                        14,551           345     14,896
Capital expenditures for investment
  properties                                           686            --        686


     Three Months Ended September 30, 1999        Residential     Other      Totals

Rental income                                       $ 1,080       $   --    $ 1,080
Other income                                             78            5         83
Interest expense                                        229           --        229
Depreciation                                            311           --        311
General and administrative expense                       --           62         62
Segment profit (loss)                                    61          (57)         4


     Nine Months Ended September 30, 1999        Residential     Other      Totals

Rental income                                      $ 3,326       $  --      $ 3,326
Other income                                           212           22         234
Interest expense                                       688           --         688
Depreciation                                           919           --         919
General and administrative expense                      --          142         142
Segment profit (loss)                                  328         (120)        208
Total assets                                        15,387          108      15,495
Capital expenditures for investment
  properties                                            264           --        264

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Williamsburg on the Lake Apartments           93%        93%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           89%        92%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Huntington Athletic Club Apartments to increased competition in the area from six new apartment complexes and a plumbing project which causes several units at a time to be vacant as the work is being completed.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2000 was approximately $380,000 as compared to net income of approximately $208,000 for the nine months ended September 30, 1999. The Registrant's net loss for the three month period ended September 30, 2000 was approximately $165,000 as compared to net income of approximately $4,000 for the three month period ended September 30, 1999. The increase in net loss for the nine month period ended September 30, 2000 was due to the recognition in 2000 of an extraordinary loss on early extinguishment of debt, as well as an increase in total expenses, partially offset by an increase in total revenues. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at Huntington Athletic Club Apartments (see discussion below). The increase in net loss for the three month period ended September 30, 2000 was due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the nine month period ended September 30, 2000 due to an increase in other income which was partially offset by a decrease in rental income. Total revenues increased for the three month period ended September 30, 2000 due to an increase in other income and rental income. Other income increased for the three and nine month periods ended September 30, 2000 due to an increase in tenant charges at Williamsburg on the Lake Apartments, increased corporate housing revenue at Huntington Athletic Club Apartments and
increased  local  telephone  commissions  at  both  properties.   Rental  income
decreased for the nine months ended September 30, 2000 due to decreased occupancy at Huntington Athletic Club Apartments and increased concessions and bad debt expenses at Williamsburg on the Lake Apartments which was partially offset by increased average rental rates at Williamsburg on the Lake Apartments and decreased concessions at Huntington Athletic Club Apartments. Rental income increased for the three month period ended September 30, 2000 due to increased average rental rates at Williamsburg on the Lake Apartments and decreased concessions at Huntington Athletic Club Apartments, partially offset by increased bad debt expense at Williamsburg on the Lake Apartments.

Total expenses increased for the three and nine month periods ended September 30, 2000 due to an increase in operating, interest, depreciation, and general and administrative expenses. Operating expenses increased primarily due to an increase in payroll expenses, collection costs, and interior painting at both of the Partnership's properties. Interest expense increased due to the refinancing of Huntington Athletic Club Apartments, as discussed below. Depreciation expense increased due to property additions during the past twelve months. General and administrative expenses increased over the comparable period due to an increase in the non-accountable partnership reimbursement and partnership management fees paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement, an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, and increased professional fees necessary to manage the Partnership. Included in general and administrative expenses at both September 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership held cash and cash equivalents of approximately $683,000 compared to approximately $1,347,000 at September 30, 1999. The decrease of approximately $1,060,000 in cash and cash equivalents since December 31, 1999 is due to approximately $799,000 of cash used in financing activities and approximately $983,000 of cash used in investing activities which was partially offset by approximately $722,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, the payoff of the previous debt encumbering Huntington Athletic Club Apartments, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments, the payment of loan costs, and a prepayment penalty relating to the refinance of Huntington Athletic Club Apartments partially offset by proceeds from the refinancing of the mortgage encumbering Huntington Athletic Club Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at September 30, 2000. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Williamsburg on the Lake Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $381,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of carpet and vinyl replacements, submetering improvements, structural improvements, appliances, and major landscaping. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $512,000, consisting primarily of parking area improvements, air conditioning unit replacement, appliances, carpet replacements, major landscaping, submetering improvements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $305,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of swimming pool upgrades, floor covering replacements, appliances, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $611,000, consisting primarily of appliances, carpet replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $7,335,000 is amortized over 20 years and matures June 1, 2020. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure. During the nine months ended September 30, 2000, the Registrant declared and paid distributions of approximately $4,423,000 (approximately $4,379,000 to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.48 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. During the nine months ended September 30, 1999, the Registrant made distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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