Form 10KSB
period 2000-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2001-03-29
CIK 763701

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,778,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National  Property   Investors  8  (the  "Partnership"  or  "Registrant")  is  a
California limited partnership formed in October 1983. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

Commencing May 13, 1985, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units. Upon termination of the offering, the Registrant had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. All the net proceeds of the offering were invested in three properties, two of which continue to be held by the Partnership. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 2000 and 1999.

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

Item 2.     Description of Properties

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                          Carrying    Accumulated                        Federal
Property                    Value     Depreciation    Rate   Method     Tax Basis
                               (in thousands)                        (in thousands)

Williamsburg on the        $19,662      $13,587       5-27     S/L       $ 4,827
  Lake Apartments
Huntington Apartments       12,368        5,259       5-29     S/L         6,606
                           $32,030      $18,846                          $11,433

See "Note A" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Property                      2000          Rate    Amortized    Date      Maturity (2)
                         (in thousands)                                   (in thousands)

Williamsburg on the          $ 7,400       7.33%       (1)       11/03       $ 7,400
  Lake Apartments
Huntington Apartments          7,297       8.15%     20 yrs.     06/20            --
                             $14,697                                         $ 7,400

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                     Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                       (per unit)
 Property                         2000            1999          2000        1999

 Williamsburg on the Lake
   Apartments                    $6,715         $6,487          93%          94%
 Huntington Apartments            9,401          9,410          88%          90%


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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                  2000            2000
                                                 Billing          Rate
                                             (in thousands)

Williamsburg on the Lake Apartments               $367           10.52%
Huntington Apartments                              130            1.04%

Capital Improvements

Williamsburg on the Lake Apartments

During the year ended December 31, 2000, the Partnership completed approximately $615,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of appliances, carpet and vinyl replacements, major landscaping, structural improvements, and submetering improvements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $126,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the year ended December 31, 2000, the Partnership completed approximately $574,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering replacements, structural improvements, appliances, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $58,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 961 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 26,367 Units or 58.75% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000:

                                                Distributions
                                        Aggregate          Per Limited
                                      (in thousands)     Partnership Unit

       01/01/99 - 12/31/99              $1,874 (1)            $41.33
       01/01/00 - 12/31/00               4,423 (2)             97.57

(1) Consists of $266,000 of cash from operations and $1,608,000 of cash from previously undistributed proceeds from refinancings and property sales from prior years (see "Item 6" for further details).

(2) Consists of $1,245,000 of cash from operations and $3,178,000 of cash from the refinancing proceeds of Huntington Athletic Club Apartments (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,367 limited partnership units in the Partnership representing 58.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2000 was approximately $458,000 as compared to net income of approximately $156,000 for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 was due to the recognition in 2000 of an extraordinary loss on early extinguishment of debt, as well as an increase in total expenses, partially offset by a slight increase in total revenues. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at Huntington Athletic Club Apartments (see discussion below).

Total revenues increased for the year ended December 31, 2000 due to an increase in other income which was partially offset by a decrease in rental income. Other income increased for the year ended December 31, 2000 due to an increase in tenant charges at Williamsburg on the Lake Apartments, increased corporate housing revenue at Huntington Athletic Club Apartments and increased local telephone commissions at both properties. Rental income decreased for the year ended December 31, 2000 due to decreased occupancy at both of the Partnership's properties and increased concessions and bad debt expenses at Williamsburg on the Lake Apartments which was partially offset by increased average annual rental rates at Williamsburg on the Lake Apartments and decreased concessions at Huntington Athletic Club Apartments.

Total expenses increased for the year ended December 31, 2000 due to increases in operating, interest, depreciation, and general and administrative expenses, which were partially offset by a decrease in property tax expense. Operating expenses increased primarily due to an increase in interior painting, payroll expenses, and insurance expense at both of the Partnership's properties. Interest expense increased due to the refinancing of Huntington Athletic Club Apartments, which increased the debt balance at the property, as discussed below. Depreciation expense increased due to property additions during the past twelve months. General and administrative expenses increased over the comparable period due to an increase in the non-accountable partnership reimbursement and partnership management fees paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement, an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, and increased professional fees necessary to manage the Partnership. Included in general and administrative expenses at both December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense decreased due to the timing of the receipt of the property tax bills.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership held cash and cash equivalents of approximately $345,000 compared to approximately $1,743,000 at December 31, 1999. The decrease of approximately $1,398,000 in cash and cash equivalents since December 31, 1999 is due to approximately $840,000 of cash used in financing activities and approximately $1,626,000 of cash used in investing activities, which was partially offset by approximately $1,068,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, the payoff of the previous debt encumbering Huntington Athletic Club Apartments, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments, the payment of loan costs, and a prepayment penalty relating to the refinance of Huntington Athletic Club Apartments partially offset by proceeds from the refinancing of the mortgage encumbering Huntington Athletic Club Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted will be $275 per unit or $184,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $7,297,000 is amortized over 20 years and matures June 1, 2020. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Registrant declared and paid distributions of approximately $4,423,000 (approximately $4,379,000 to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.47 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.10 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. During the year ended December 31, 1999, the Registrant declared and paid distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,367 limited partnership units in the Partnership representing 58.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Item 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                           NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   345
   Receivables and deposits                                                      170
   Restricted escrows                                                            538
   Other assets                                                                  279
   Investment properties (Notes C and F):
      Land                                                    $ 1,970
      Buildings and related personal property                   30,060
                                                                32,030
      Less accumulated depreciation                            (18,846)       13,184
                                                                            $ 14,516
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $   254
      Tenant security deposit liabilities                                         71
      Accrued property taxes                                                     344
      Other liabilities                                                          233
      Mortgage notes payable (Note C)                                         14,697

Partners' Deficit
   General partner                                             $  (234)
   Limited partners (44,882 units issued and
      outstanding)                                                (849)       (1,083)
                                                                            $ 14,516

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             2000          1999
Revenues:
  Rental income                                             $ 4,404       $ 4,437
  Other income                                                  374           314
      Total revenues                                          4,778         4,751

Expenses:
  Operating                                                   1,886         1,738
  General and administrative                                    323           220
  Depreciation                                                1,329         1,229
  Interest                                                    1,086           917
  Property taxes                                                431           491
      Total expenses                                          5,055         4,595

(Loss) income before extraordinary item                        (277)          156
Extraordinary loss on early extinguishment of debt
  (Note C)                                                     (181)           --

Net (loss) income (Note D)                                  $  (458)        $ 156

Net (loss) income allocated to general partner (1%)          $   (5)          $ 2
Net (loss) income allocated to limited partners (99%)          (453)          154

                                                            $  (458)        $ 156
Per limited partnership unit:
  (Loss) income before extraordinary item                   $ (6.10)       $ 3.43
  Extraordinary loss on early extinguishment of debt          (3.99)           --

Net (loss) income                                           $(10.09)       $ 3.43

Distributions per limited partnership unit                  $ 97.57       $ 41.33

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 8

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            44,882       $    1     $22,441    $22,442

Partners' (deficit) capital at
  December 31, 1998                       44,882       $ (168)    $ 5,684    $ 5,516

Distributions to partners                     --          (19)     (1,855)    (1,874)

Net income for the year ended
  December 31, 1999                           --            2         154        156

Partners' (deficit) capital at
  December 31, 1999                       44,882         (185)      3,983      3,798

Distributions to partners                     --          (44)     (4,379)    (4,423)

Net loss for the year ended
  December 31, 2000                           --           (5)       (453)      (458)

Partners' deficit at
  December 31, 2000                       44,882       $ (234)    $ (849)    $(1,083)

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net (loss) income                                             $  (458)       $ 156
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Amortization of loan costs                                      35           38
     Depreciation                                                 1,329        1,229
     Extraordinary loss on early extinguishment of debt             181           --
     Change in accounts:
      Receivables and deposits                                      (63)         174
      Other assets                                                   (2)         (26)
      Accounts payable                                               90           13
      Tenant security deposit liabilities                            (1)           6
      Accrued property taxes                                       (150)          24
      Other liabilities                                              10           56
          Net cash provided by operating activities                 971        1,670

Cash flows from investing activities:
  Property improvements and replacements                         (1,092)        (412)
  Net (deposits to) withdrawals from restricted escrows            (437)         685
          Net cash (used in) provided by investing
               activities                                        (1,529)         273

Cash flows from financing activities:
  Payments on mortgage notes payable                                (97)         (72)
  Payoff of mortgage note payable                                (3,364)          --
  Proceeds from mortgage note payable                             7,372           --
  Prepayment penalty                                               (168)          --
  Loan costs paid                                                  (160)          --
  Distributions to partners                                      (4,423)      (1,874)
          Net cash used in financing activities                    (840)      (1,946)

Net decrease in cash and cash equivalents                        (1,398)          (3)

Cash and cash equivalents at beginning of year                    1,743        1,746

Cash and cash equivalents at end of year                         $  345      $ 1,743

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,029       $  880

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $   97         $ --

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


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

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Accordingly, net (loss) income as shown in the statements of operations and changes in partner's (deficit) capital for 2000 and 1999 were allocated 99% to the limited partners and 1% to the general partner. Net (loss) income per limited partnership unit for each such year was computed as 99% of net income divided by 44,882 units outstanding.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $214,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $371,000, less accumulated amortization of approximately $128,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Restricted Escrows:

      Repair Escrow: At the time of the refinancing of Huntington Athletic Club Apartments, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. The balance at December 31, 2000 is approximately $457,000 which includes interest.

      Reserve Account: A general reserve account was established in 1996 with the refinancing proceeds for Williamsburg on the Lake Apartments. These funds were established to cover necessary repairs and replacements of existing improvements. The balance at December 31, 2000 is approximately $65,000 which includes interest.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $87,000 and $79,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                             Principal    Monthly                           Principal
                            Balance At    Payment     Stated                 Balance
                             December    Including   Interest  Maturity      Due At
                                31,
Property                       2000       Interest     Rate      Date       Maturity
                                 (in thousands)                          (in thousands)
Williamsburg on the Lake
  Apartments                  $ 7,400      $  45(1)    7.33%     11/03       $ 7,400
Huntington Apartments           7,297         62       8.15%     06/20            --

          Totals              $14,697      $ 107                             $ 7,400

(1)   Interest only payments.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $   159
                               2002                 173
                               2003               7,588
                               2004                 203
                               2005                 221
                            Thereafter            6,353
                                                $14,697

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                              2000         1999

Net (loss) income as reported                $ (458)       $ 156
Add (deduct):
   Depreciation differences                      85           90
   Miscellaneous                                (15)          35

Federal taxable (loss) income                $ (388)       $ 281

Federal taxable (loss) income per
   limited partnership unit                  $(8.55)      $ 6.21

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2000
Net liabilities as reported                        $(1,083)
Land and buildings                                  (1,267)
Accumulated depreciation                              (483)
Syndication and distribution costs                   2,637
Other                                                  133
Net liabilities - Federal tax basis                 $  (63)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in operating
  expenses)                                               $243       $243
Reimbursement for services of affiliates
  (included in general and administrative expenses
  and investment properties)                               243        107
Non-accountable partnership reimbursement (included
  in general and administrative expense)                    67         26
Partnership management fee (included in general
  and administrative expense)                               25         --
Loan costs (included in other assets)                       74         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $243,000 for both of the years ended December 31, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $243,000 and $107,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $67,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $25,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $74,000 for loan costs related to the refinancing of one of the Partnership's properties during the year ended December 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,367 limited partnership units in the Partnership representing 58.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant.

When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note F - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances      Land        Property      Acquisition
                            (in thousands)                             (in thousands)
Williamsburg on the Lake
  Apartments                    $ 7,400       $   590      $14,822         $ 4,250
Huntington Apartments             7,297         1,368        9,233           1,767

Total                           $14,697       $ 1,958      $24,055         $ 6,017


                   Gross Amount At Which
                          Carried
                   At December 31, 2000
                      (in thousands)

                         Buildings
                        And Related
                         Personal            Accumulated     Year of      Date    Depreciable
Description      Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                            (in thousands)
Williamsburg
  on the Lake
  Apartments    $   594   $19,068   $19,662    $13,587      1974-1976     03/86    5-27 yrs
Huntington
  Apartments      1,376    10,992    12,368      5,259         1986       02/88    5-29 yrs

Total           $ 1,970   $30,060   $32,030    $18,846

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                  2000          1999
                                                    (in thousands)
         Real Estate
         Balance at beginning of year            $30,841       $30,429
             Property improvements                 1,189           412
         Balance at end of year                  $32,030       $30,841

         Accumulated Depreciation
         Balance at beginning of year            $17,517       $16,288
             Additions charged to expense          1,329         1,229
         Balance at end of year                  $18,846       $17,517

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $30,762,000 and $29,607,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $19,329,000 and $18,085,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, the Registrant declared and paid distributions of approximately $4,423,000 (approximately $4,379,000 to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.47 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.10 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. During the year ended December 31, 1999, the Registrant declared and paid distributions of approximately $266,000 (approximately $263,000 to the limited partners or $5.86 per limited partnership unit) from operations and approximately $1,608,000 (approximately $1,592,000 to the limited partners or $35.47 per limited partnership unit) from refinancing and property sale proceeds from prior years.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

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

      Name                   Age   Position

      Patrick J. Foye        43    Executive Vice President and Director

      Martha L. Long         41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $34,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2000.

                                           Amount and Nature
           Name of Beneficial Owner       of Beneficial Owner    % of Class

           Insignia Properties, L.P.             17,072            38.04%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.                 9,295            20.71%
             (an affiliate of AIMCO)

Insignia Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees                                  $243       $243
Reimbursement for services of affiliates                   243        107
Non-accountable partnership reimbursement                   67         26
Partnership management fee                                  25         --
Loan costs                                                  74         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $243,000 for both of the years ended December 31, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $243,000 and $107,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $67,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $25,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $74,000 for loan costs related to the refinancing of one of the Partnership's properties during the year ended December 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,367 limited partnership units in the Partnership representing 58.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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

      3.4      Agreement of Limited Partnership (2)

               Amendments to Agreement of Limited Partnership (3)

               Amendments to Agreement of Limited Partnership (4)

               Amendments to Agreement of Limited Partnership (5)

     10.18 Property Management Agreement dated June 21, 1991, by and between the Registrant and NPI Management with respect to the Registrant's properties. (6)

     10.19 Deed of Trust and Security Agreement among the Registrant and Morgan Guaranty Trust Company of New York, as Trustee, as Lender as it pertains to Huntington Apartments. (7)

     10.25 Multifamily Mortgage dated November 1, 1996, between National Property Investors 8, a California Limited Partnership and Lehman Brothers Holdings, Inc., relating to Williamsburg I & II. (8)

     10.26 Multifamily Note dated May 8, 2000, by and between National Property Investors 8, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation, relating to Huntington Athletic Club (incorporated by reference to Exhibit 10.26 filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

     16        Letter  dated  November 10, 1998,  from the  Registrant's  former
               independent   accountant   regarding  its  concurrence  with  the
               statements made by the Registrant. (9)


-----------------


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