Form 10QSB
period 2001-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2001-05-09
CIK 763701

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

                   For the quarterly period ended March 31, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                           NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  655
   Receivables and deposits                                                     305
   Restricted escrows                                                           117
   Other assets                                                                 315
   Investment properties:
       Land                                                  $  1,970
       Buildings and related personal property                 30,264
                                                               32,234
       Less accumulated depreciation                          (19,203)       13,031
                                                                           $ 14,423
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   81
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                       428
   Other liabilities                                                            298
   Mortgage notes payable                                                    14,658

Partners' Deficit
   General partner                                            $  (234)
   Limited partners (44,882 units
      issued and outstanding)                                    (882)       (1,116)
                                                                           $ 14,423


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                2001          2000
Revenues:
   Rental income                                               $ 1,104      $ 1,122
   Other income                                                     78           74
       Total revenues                                            1,182        1,196

Expenses:
   Operating                                                       426          384
   General and administrative                                       54          111
   Interest                                                        295          232
   Depreciation                                                    357          320
   Property taxes                                                   83          122
       Total expenses                                            1,215        1,169

Net (loss) income                                               $ (33)        $ 27

Net (loss) income allocated to general partner (1%)             $  --          $ --

Net (loss) income allocated to limited partners (99%)             (33)          27

                                                                $ (33)        $ 27
Net (loss) income per limited partnership unit                 $(0.74)      $ 0.60

Distribution per limited partnership unit                       $  --        $ 22.68

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
  December 31, 2000                   44,882      $ (234)     $ (849)      $(1,083)

Net loss for the three months
  ended March 31, 2001                    --          --          (33)         (33)

Partners' deficit at
  March 31, 2001                      44,882      $ (234)     $ (882)      $(1,116)


                   See Accompanying Notes to Financial Statements


d)
                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                              $ (33)       $   27
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   357          320
     Amortization of loan costs                                      11            9
     Change in accounts:
        Receivables and deposits                                   (135)           7
        Other assets                                                (35)         (82)
        Accounts payable                                            (76)          (3)
        Tenant security deposit liabilities                           3           (1)
        Accrued property taxes                                       84           51
        Other liabilities                                            65          (31)

          Net cash provided by operating activities                 241          297

Cash flows from investing activities:
  Property improvements and replacements                           (301)        (162)
  Net withdrawals from (deposits to) restricted escrows             421          (33)

          Net cash provided by (used in) investing
             activities                                             120         (195)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (39)         (16)
  Loan costs paid                                                   (12)          --
  Distributions to partners                                          --       (1,028)

          Net cash used in financing activities                     (51)      (1,044)

Net increase (decrease) in cash and cash equivalents                310         (942)

Cash and cash equivalents at beginning of period                    345        1,743

Cash and cash equivalents at end of period                       $ 655        $ 801

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 284        $ 222

At December 31, 2000, approximately $97,000 of property improvements and replacements were included in accounts payable.

                   See Accompanying Notes to Financial Statements


e)

                           NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 61      $ 60
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        37        29
 Non-accountable partnership reimbursement (included in
   general and administrative expense)                              --        67


During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $61,000 and $60,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $37,000 and $29,000 for the three months ended March 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2001 because there were no distributions from operations. The Managing General Partner received approximately $67,000 for the three months ended March 31, 2000 for non-accountable expense reimbursements.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,387 limited partnership units in the Partnership representing 58.79% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.79% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

Note C - Distributions

No cash distributions were made during the three months ended March 31, 2001. During the three months ended March 31, 2000, the Registrant declared and paid a distribution of approximately $1,028,000 (approximately $1,018,000 to the limited partners or $22.68 per limited partnership unit) from operations.

Note D - Refinance of Mortgage Note Payable

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $12,000 were capitalized during the three months ended March 31, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                  Average Occupancy
      Property                                     2001       2000

      Williamsburg on the Lake Apartments           92%        95%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           88%        85%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Williamsburg on the Lake Apartments to road construction which has decreased traffic in the area of the property. The Managing General Partner attributes the increase in occupancy at Huntington Athletic Club Apartments to increased advertising and marketing to attract new tenants.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2001 was approximately $33,000 as compared to net income of approximately $27,000 for the three months ended March 31, 2000. The increase in the net loss for the three month period ended March 31, 2001 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three months ended March 31, 2001 due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased due to decreased occupancy, increased concessions and increased bad debt expenses at Williamsburg on the Lake Apartments which was partially offset by increased occupancy at Huntington Athletic Club Apartments and increased rental rates at Williamsburg on the Lake Apartments. Other income increased due to an increase in local telephone commissions and utilities reimbursements primarily at Williamsburg on the Lake Apartments.

Total expenses increased due to increases in interest, depreciation and operating expenses which were partially offset by decreases in property tax and general and administrative expenses. Interest expense increased due to the refinancing of Huntington Athletic Club Apartments, which increased the debt balance at the property, as discussed below. Depreciation expense increased due to property additions during the past twelve months. Operating expenses increased primarily due to an increase in expenses associated with the rental of apartments to employees, utility expenses, and maintenance salaries at both of the Partnership's properties. Property tax expense decreased due to the timing of the receipt of the property tax bills that affected prior estimates. General and administrative expenses decreased over the comparable period due to a decrease in the non-accountable partnership reimbursement paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement which was partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership held cash and cash equivalents of approximately $655,000 compared to approximately $801,000 at March 31, 2000. The increase of approximately $310,000 in cash and cash equivalents since December 31, 2000 is due to approximately $241,000 of cash provided by operating activities and approximately $120,000 of cash provided by investing activities which was partially offset by approximately $51,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments and the payment of loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $12,000 were capitalized during the three months ended March 31, 2001.

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

Williamsburg on the Lake Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $132,000 of budgeted and non-budgeted capital expenditures at Williamsburg on the Lake Apartments consisting primarily of carpet and vinyl replacements, major landscaping, structural improvements, appliances, and other building improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $127,000, consisting primarily of water heater replacements, air conditioning unit replacement, appliances, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $72,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of carpet replacements, interior decoration, and structural improvements. These improvements were funded from the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $99,000, consisting primarily of air conditioning unit replacements and carpet and tile replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $7,258,000 is amortized over 20 years and matures June 1, 2020. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 2001. During the three months ended March 31, 2000, the Registrant declared and paid a distribution of approximately $1,028,000 (approximately $1,018,000 to the limited partners or $22.68 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

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