Form 10QSB
period 2001-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2001-08-09
CIK 763701

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

                    For the quarterly period ended June 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                           NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  461
   Receivables and deposits                                                     277
   Restricted escrows                                                            74
   Other assets                                                                 291
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 30,325
                                                               32,295
       Less accumulated depreciation                          (19,562)       12,733
                                                                           $ 13,836
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 78
   Tenant security deposit liabilities                                           80
   Accrued property taxes                                                       363
   Other liabilities                                                            306
   Mortgage notes payable                                                    14,619

Partners' Deficit
   General partner                                            $ (239)
   Limited partners (44,882 units
      issued and outstanding)                                  (1,371)       (1,610)
                                                                           $ 13,836


                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        2001         2000          2001        2000
Revenues:
   Rental income                      $ 1,159       $ 1,092      $ 2,263      $ 2,214
   Other income                           102            90          180          164
     Total revenues                     1,261         1,182        2,443        2,378

Expenses:
   Operating                              477           458          903          842
   General and administrative              88            66          142          177
   Interest                               292           266          587          498
   Depreciation                           359           326          716          646
   Property taxes                         114           127          197          249
     Total expenses                     1,330         1,243        2,545        2,412

Loss before extraordinary item            (69)          (61)        (102)         (34)
Extraordinary loss on early
   extinguishment of debt                  --          (181)          --         (181)

Net loss                               $ (69)       $ (242)       $ (102)     $ (215)

Net loss allocated to general
  partner (1%)                          $ (1)        $ (2)         $ (1)       $ (2)

Net loss allocated to limited
  partners (99%)                          (68)         (240)        (101)        (213)

                                       $ (69)       $ (242)       $ (102)     $ (215)
Per limited partnership unit:
  Loss before extraordinary item      $ (1.52)      $ (1.36)     $ (2.25)     $ (0.76)
  Extraordinary loss on the
    early extinguishment of debt           --         (3.99)          --        (3.99)

Net loss                              $ (1.52)      $ (5.35)     $ (2.25)     $ (4.75)

Distributions per limited
  partnership unit                     $ 9.38       $ 73.37       $ 9.38      $ 96.05

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2000                  44,882      $ (234)     $ (849)      $(1,083)

Distribution to partners                  --          (4)        (421)        (425)

Net loss for the six months
   ended June 30, 2001                    --          (1)        (101)        (102)

Partners' deficit at
   June 30, 2001                      44,882      $ (239)     $(1,371)     $(1,610)


                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2001        2000
Cash flows from operating activities:
  Net loss                                                          $ (102)     $ (215)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                      716         646
     Amortization of loan costs                                         21          18
     Extraordinary loss on early extinguishment of debt                 --         181
     Change in accounts:
        Receivables and deposits                                      (107)       (230)
        Other assets                                                   (19)        (43)
        Accounts payable                                               (79)         16
        Tenant security deposit liabilities                              9          (5)
        Accrued property taxes                                          19         (10)
        Other liabilities                                               73          63

          Net cash provided by operating activities                    531         421

Cash flows from investing activities:
  Property improvements and replacements                              (362)       (283)
  Net withdrawals from (deposits to) restricted escrows                464        (454)

          Net cash provided by (used in) investing activities          102        (737)

Cash flows from financing activities:
  Payments on mortgage note payable                                    (78)        (22)
  Payoff of mortgage note payable                                       --      (3,364)
  Proceeds from mortgage note payable                                   --       7,372
  Prepayment penalty                                                    --        (168)
  Loan costs paid                                                      (14)       (175)
  Distributions to partners                                           (425)     (4,355)

          Net cash used in financing activities                       (517)       (712)

Net increase (decrease) in cash and cash equivalents                   116      (1,028)

Cash and cash equivalents at beginning of period                       345       1,743

Cash and cash equivalents at end of period                          $ 461       $ 715

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 567       $ 458

At December 31, 2000, approximately $97,000 of property improvements and replacements were included in accounts payable.

                   See Accompanying Notes to Financial Statements


e)

                           NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $124      $120
 Reimbursement for services of affiliates (included in
   investment properties and operating and general and
   administrative expenses)                                         75        64
 Non-accountable partnership reimbursement (included in
   general and administrative expense)                              37        67
 Partnership management fee (included in general and
   administrative expense)                                          --        24
 Loan costs (included in other assets)                              --        74


During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $124,000 and $120,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $75,000 and $64,000 for the six months ended June 30, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $37,000 and $67,000 for the six months ended June 30, 2001 and 2000, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $24,000 during the six months ended June 30, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the six months ended June 30, 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,457 limited partnership units in the Partnership representing 58.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.95% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Note C - Distributions

During the six months ended June 30, 2001, the Registrant declared and paid distributions of approximately $425,000 (approximately $421,000 to the limited partners or $9.38 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Registrant declared a distribution of approximately $215,000 (approximately $213,000 to the limited partners or $4.75 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Registrant declared and paid distributions of approximately $4,355,000 (approximately $4,311,000 to the limited partners or $96.05 per limited partnership unit) consisting of approximately $1,177,000 (approximately $1,165,000 to the limited partners or $25.96 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments.

Note D - Refinance of Mortgage Note Payable

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the six months ended June 30, 2001.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Williamsburg on the Lake Apartments           92%        93%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           92%        88%
         Morrisville, North Carolina

The Managing General Partner attributes the increase in occupancy at Huntington Athletic Club Apartments to increased advertising and marketing to attract new tenants.

Results of Operations

The Registrant's net loss for the six months ended June 30, 2001 was approximately $102,000 as compared to a net loss of approximately $215,000 for the six months ended June 30, 2000. The Registrant's net loss for the three month period ended June 30, 2001 was approximately $69,000 as compared to a net loss of approximately $242,000 for the three month period ended June 30, 2000. The decrease in net loss for the three and six month periods ended June 30, 2001 was due to the recognition in 2000 of an extraordinary loss on early extinguishment of debt, as well as an increase in total revenues, partially offset by an increase in total expenses. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at Huntington Athletic Club Apartments (see "Liquidity and Capital Resources").

Total revenues increased for the three and six month periods ended June 30, 2001 due to increased rental income and other income. Rental income increased due to increased occupancy and decreased concessions at Huntington Athletic Club Apartments and increased average rental rates at Williamsburg on the Lake Apartments which were partially offset by increased bad debt expenses and decreased occupancy at Williamsburg on the Lake Apartments and a decrease in average rental rates at Huntington Athletic Club Apartments. Other income increased due to an increase in laundry income and utilities reimbursements primarily at Williamsburg on the Lake Apartments

Total expenses increased for the six months ended June 30, 2001 due to increases in interest, depreciation, and operating expenses which were partially offset by decreases in property tax and general and administrative expenses. Total expenses increased for the three month period ended June 30, 2001 due to increases in interest, depreciation, and general and administrative expenses which were partially offset by a decrease in property tax expense. Interest expense increased due to the refinancing of Huntington Athletic Club Apartments, which increased the debt balance at the property. Depreciation expense increased due to property improvements and replacements during the past twelve months. Operating expenses increased for the six months ended June 30, 2001 primarily due to an increase in expenses associated with the rental of apartments to employees and utility expenses at both of the Partnership's properties, and an increase in maintenance salaries at Williamsburg on the Lake Apartments. Property tax expense decreased due to the timing of the receipt of the property tax bills which affected prior estimates. General and administrative expenses decreased for the six months ended June 30, 2001 due to a decrease in the non-accountable partnership reimbursement and partnership management fees paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement. General and administrative expenses increased for the three month period ended June 30, 2001 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership held cash and cash equivalents of approximately $461,000 compared to approximately $715,000 at June 30, 2000. The increase of approximately $116,000 in cash and cash equivalents since December 31, 2000 is due to approximately $531,000 of cash provided by operating activities and approximately $102,000 of cash provided by investing activities which was partially offset by approximately $517,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments, and the payment of loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the six months ended June 30, 2001.

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

Williamsburg on the Lake Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $160,000 of budgeted and non-budgeted capital expenditures at Williamsburg on the Lake Apartments consisting primarily of carpet and vinyl replacements, major landscaping, structural improvements, window treatments, and appliances. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $147,000, consisting primarily of water heater replacements, air conditioning unit replacement, appliances, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $105,000 of budgeted and non-budgeted capital expenditures at Huntington Athletic Club Apartments consisting primarily of carpet replacements, structural improvements, and interior decoration. These improvements were funded from the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $101,000, consisting primarily of air conditioning unit replacements and carpet and tile replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $7,219,000 is amortized over 20 years and matures June 1, 2020. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell Williamsburg on the Lake prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the six months ended June 30, 2001, the Registrant declared and paid distributions of approximately $425,000 (approximately $421,000 to the limited partners or $9.38 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Registrant declared a distribution of approximately $215,000 (approximately $213,000 to the limited partners or $4.75 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Registrant declared and paid distributions of approximately $4,355,000 (approximately $4,311,000 to the limited partners or $96.05 per limited partnership unit) consisting of approximately $1,177,000 (approximately $1,165,000 to the limited partners or $25.96 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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