Form 10QSB
period 2001-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2001-11-02
CIK 763701

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                        NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  183
   Receivables and deposits                                                     299
   Restricted escrows                                                           111
   Other assets                                                                 281
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 30,538
                                                               32,508
       Less accumulated depreciation                          (19,919)       12,589
                                                                           $ 13,463
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 93
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                       484
   Other liabilities                                                            228
   Mortgage notes payable                                                    14,579

Partners' Deficit
   General partner                                            $ (243)
   Limited partners (44,882 units
      issued and outstanding)                                  (1,752)       (1,995)
                                                                           $ 13,463


                See Accompanying Notes to Financial Statements


b)

                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                        2001         2000          2001        2000
Revenues:
   Rental income                      $ 1,081       $ 1,100      $ 3,344      $ 3,314
   Other income                            97           105          277          269
     Total revenues                     1,178         1,205        3,621        3,583

Expenses:
   Operating                              515           540        1,418        1,382
   General and administrative              78            88          220          265
   Interest                               295           296          882          794
   Depreciation                           357           336        1,073          982
   Property taxes                         103           110          300          359
     Total expenses                     1,348         1,370        3,893        3,782

Loss before extraordinary item           (170)         (165)        (272)        (199)
Extraordinary loss on early
   extinguishment of debt                  --            --           --         (181)

Net loss                               $ (170)      $ (165)       $ (272)     $ (380)

Net loss allocated to general
  partner (1%)                          $ (2)        $ (2)         $ (3)       $ (4)
Net loss allocated to limited
  partners (99%)                         (168)         (163)        (269)        (376)

                                       $ (170)      $ (165)       $ (272)     $ (380)
Per limited partnership unit:
  Loss before extraordinary item      $ (3.74)      $ (3.63)     $ (5.99)     $ (4.39)
  Extraordinary loss on the
    early extinguishment of debt           --            --           --        (3.99)

Net loss                              $ (3.74)      $ (3.63)     $ (5.99)     $ (8.38)

Distributions per limited
  partnership unit                     $ 4.75       $ 1.52       $ 14.13      $ 97.57

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 8

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2000                  44,882      $ (234)     $ (849)      $(1,083)

Distribution to partners                  --          (6)        (634)        (640)

Net loss for the nine months
   ended September 30, 2001               --          (3)        (269)        (272)

Partners' deficit at
   September 30, 2001                 44,882      $ (243)     $(1,752)     $(1,995)

                See Accompanying Notes to Financial Statements


d)

                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                     2001        2000
Cash flows from operating activities:
  Net loss                                                          $ (272)     $ (380)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                    1,073         982
     Amortization of loan costs                                         33          28
     Extraordinary loss on early extinguishment of debt                 --         181
     Change in accounts:
        Receivables and deposits                                      (129)       (195)
        Other assets                                                   (21)        (59)
        Accounts payable                                               (64)          7
        Tenant security deposit liabilities                              3           1
        Accrued property taxes                                         140         100
        Other liabilities                                               (5)         57

          Net cash provided by operating activities                    758         722

Cash flows from investing activities:
  Property improvements and replacements                              (575)       (541)
  Net withdrawals from (deposits to) restricted escrows                427        (442)

          Net cash used in investing activities                       (148)       (983)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (118)        (59)
  Payoff of mortgage note payable                                       --      (3,364)
  Proceeds from mortgage note payable                                   --       7,372
  Prepayment penalty                                                    --        (168)
  Loan costs paid                                                      (14)       (157)
  Distributions to partners                                           (640)     (4,423)

          Net cash used in financing activities                       (772)       (799)

Net decrease in cash and cash equivalents                             (162)     (1,060)

Cash and cash equivalents at beginning of period                       345       1,743

Cash and cash equivalents at end of period                          $ 183       $ 683

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 850       $ 744

At December 31, 2000, approximately $97,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements

e)
                        NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $186      $180
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       258       133
 Non-accountable partnership reimbursement (included in
   general and administrative expense)                              59        67
 Partnership management fee (included in general and
   administrative expense)                                          --        25
 Loan costs (included in other assets)                              --        74


During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $186,000 and $180,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $258,000 and $133,000 for the nine months ended September 30, 2001 and 2000, respectively, including construction service fees of approximately $147,000 and $16,000 for the nine months ended September 30, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $59,000 and $67,000 for the nine months ended September 30, 2001 and 2000, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $25,000 during the nine months ended September 30, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the nine months ended September 30, 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,477 limited partnership units in the Partnership representing 58.99% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.99% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Note C - Distributions

During the nine months ended September 30, 2001, the Registrant declared and paid distributions of approximately $640,000 (approximately $634,000 to the limited partners or $14.13 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Registrant declared and paid distributions  of  approximately  $4,423,000  (approximately  $4,379,000  to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.48 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments.

Note D - Refinance of Mortgage Note Payable

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the nine months ended September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Williamsburg on the Lake Apartments           91%        93%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           92%        89%
         Morrisville, North Carolina

The Managing General Partner attributes the increase in occupancy at Huntington Athletic Club Apartments to increased advertising and marketing to attract new tenants.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2001 was approximately $272,000 as compared to a net loss of approximately $380,000 for the nine months ended September 30, 2000. The Registrant's net loss for the three month period ended September 30, 2001 was approximately $170,000 as compared to a net loss of approximately $165,000 for the three month period ended September 30, 2000. The decrease in net loss for the nine month period ended September 30, 2001 was due to the recognition in 2000 of an extraordinary loss on early extinguishment of debt as well as an increase in total revenues, partially offset by an increase in total expenses. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at Huntington Athletic Club Apartments (see "Liquidity and Capital Resources"). The increase in net loss for the three month period ended September 30, 2001 was due to a decrease in total revenues which was partially offset by a decrease in total expenses.

Total revenues increased for the nine month period ended September 30, 2001 due to increased rental income and other income. Rental income increased due to increased occupancy at Huntington Athletic Club Apartments, increased average rental rates at Williamsburg on the Lake Apartments, and decreased concessions at both of the Partnership's properties which were partially offset by increased bad debt expenses and decreased occupancy at Williamsburg on the Lake Apartments and a decrease in average rental rates at Huntington Athletic Club Apartments. Other income increased due to an increase in laundry income and utilities reimbursements primarily at Williamsburg on the Lake Apartments partially offset by reduced interest income due to lower average cash balances in interest bearing accounts. Total revenues decreased for the three month period ended September 30, 2001 due to decreased rental income and other income. Rental income decreased due to increased bad debt expenses and decreased occupancy at Williamsburg on the Lake Apartments and a decrease in average rental rates at Huntington Athletic Club Apartments. Other income decreased due to a decrease in interest income due to lower average cash balances in interest bearing accounts.

Total expenses increased for the nine months ended September 30, 2001 due to increases in operating, interest and depreciation expenses which were partially offset by decreases in property tax and general and administrative expenses. Total expenses decreased for the three month period ended September 30, 2001 due to decreases in operating, property tax, and general and administrative expenses which were partially offset by an increase in depreciation expense. Operating expenses increased for the nine months ended September 30, 2001 primarily due to an increase in insurance expense and payroll related expenses at both of the Partnership's properties. Operating expenses decreased for the three months ended September 30, 2001 primarily due to a decrease in administrative salaries at Williamsburg on the Lake Apartments and reduced maintenance costs at both of the Partnership's properties partially offset by increased insurance expense at both of the Partnership's properties. Interest expense increased for the nine months ended September 30, 2001 due to the refinancing of Huntington Athletic Club Apartments which increased the debt balance at the property. Depreciation expense increased due to property improvements and replacements during the past twelve months. Property tax expense decreased due to the receipt of a tax refund at Williamsburg on the Lake Apartments during 2001. General and administrative expenses decreased due to a decrease in the non-accountable partnership reimbursement and partnership management fees paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement. Included in general and administrative expenses at both September 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership held cash and cash equivalents of approximately $183,000 compared to approximately $683,000 at September 30, 2000. The decrease of approximately $162,000 in cash and cash equivalents since December 31, 2000 is due to approximately $148,000 of cash used in investing activities and approximately $772,000 of cash used in financing activities which was partially offset by approximately $758,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgage encumbering Huntington Athletic Club Apartments, and the payment of loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Athletic Club Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the nine months ended September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Williamsburg on the Lake Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $257,000 of budgeted and non-budgeted capital expenditures at Williamsburg on the Lake Apartments consisting primarily of swimming pool improvements, carpet and vinyl replacements, major landscaping, structural improvements, appliances and window treatments. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $205,000, consisting primarily of water heater replacements, air conditioning unit replacement, appliances, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $221,000 of budgeted and non-budgeted capital expenditures at Huntington Athletic Club Apartments consisting primarily of carpet replacements, structural improvements, appliances, and interior decoration. These improvements were funded from the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $191,000, consisting primarily of appliances, air conditioning unit replacements and carpet and tile replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. Huntington Athletic Club Apartment's mortgage indebtedness of approximately $7,179,000 is amortized over 20 years and matures June 1, 2020. The mortgage encumbering the Williamsburg on the Lake Apartments requires interest only payments with the principal balance of $7,400,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell Williamsburg on the Lake prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the nine months ended September 30, 2001, the Registrant declared and paid distributions of approximately $640,000 (approximately $634,000 to the limited partners or $14.13 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Registrant declared and paid distributions  of  approximately  $4,423,000  (approximately  $4,379,000  to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.48 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.09 per limited partnership unit) from the refinancing proceeds of Huntington Athletic Club Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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