Form 10KSB
period 2001-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2002-03-22
CIK 763701

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $4,873,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National  Property   Investors  8  (the  "Partnership"  or  "Registrant")  is  a
California limited partnership formed in October 1983. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

Commencing May 13, 1985, the Registrant offered up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. Upon termination of the offering, the Registrant had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. All of the net proceeds of the offering were invested in three properties, two of which continue to be held by the Partnership. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 2001 and 2000.

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

                          Carrying    Accumulated                        Federal
Property                    Value     Depreciation    Rate   Method     Tax Basis
                               (in thousands)                        (in thousands)

Williamsburg on the        $19,947      $14,577       5-27     S/L       $ 4,209
  Lake Apartments
Huntington Apartments       12,627        5,703       5-29     S/L         6,430
                           $32,574      $20,280                          $10,639

See "Note A" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Property                      2001          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Williamsburg on the          $ 9,000       6.63%     20 yrs.     01/22         $  --
  Lake Apartments
Huntington Apartments          7,138       8.15%     20 yrs.     06/20            --
                             $16,138                                           $  --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

On December 6, 2001, the Partnership refinanced the mortgage encumbering Williamsburg on the Lake Apartments. The refinancing replaced indebtedness of approximately $7,400,000 with a new mortgage in the amount of $9,000,000. The new mortgage carries a stated interest rate of 6.63% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs incurred during the year ended December 31, 2001 were approximately $425,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $306,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for each property:

                                     Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                       (per unit)
 Property                         2001           2000           2001        2000

 Williamsburg on the Lake
   Apartments                    $6,954         $6,715          92%          93%
 Huntington Apartments            9,112          9,401          92%          88%

The Managing General Partner attributes the increase in occupancy at Huntington Athletic Club Apartments to the completion of the replumbing of the entire community during 2000 and more competitive rental rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for one year or less. No tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                                  2001            2001
                                                 Billing          Rate
                                             (in thousands)

Williamsburg on the Lake Apartments               $354           10.53%
Huntington Apartments                              126            1.03%

Capital Improvements

Williamsburg on the Lake Apartments

During the year ended December 31, 2001, the Partnership completed approximately $284,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of swimming pool improvements, carpet and vinyl replacements, major landscaping, structural improvements, appliances and window treatments. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $138,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the year ended December 31, 2001, the Partnership completed approximately $260,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of carpet replacements, structural improvements, appliances, air conditioning unit replacement and interior decoration. These improvements were funded from the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $63,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 949 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 26,517 units or 59.08% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6" for further details):

                                                Distributions
                                        Aggregate          Per Limited
                                      (in thousands)     Partnership Unit

       01/01/00 - 12/31/00              $4,423 (1)            $97.57
       01/01/01 - 12/31/01               1,587 (2)             35.00

(1) Consists of $1,245,000 of cash from operations and $3,178,000 of cash from the refinancing proceeds of Huntington Athletic Club Apartments.

(2) Consists of $640,000 of cash from operations and $947,000 of cash from the refinancing proceeds of Williamsburg Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements, to permit any distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,517 limited partnership units in the Partnership representing 59.08% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2001 was approximately $621,000 as compared to net loss of approximately $458,000 for the year ended December 31, 2000. The net losses for the years ended December 31, 2001 and 2000 were partially due to an extraordinary loss on the early extinguishment of debt in both years, as a result of the refinancing during the year ended December 31, 2000 of the mortgage encumbering Huntington Apartments and the refinancing during the year ended December 31, 2001 of the mortgage encumbering Williamsburg on the Lake Apartments (see further discussion in "Liquidity and Capital Resources"). Net loss before extraordinary item for the year ended December 31, 2001 was approximately $315,000 as compared to the net loss before extraordinary item of approximately $277,000 for the year ended December 31, 2000. The increase in net loss before extraordinary item was due to an increase in total expenses, partially offset by an increase in total revenues.

Total revenues increased for the year ended December 31, 2001 due to increases in rental and other income. Rental income increased due to an increase in occupancy at Huntington Apartments and an increase in the average rental rate at Williamsburg on the Lake Apartments which was partially offset by a decrease in occupancy, an increase in bad debt expense at Williamsburg on the Lake Apartments and a decrease in the average rental rate at Huntington Apartments. Other income increased due to increased utility reimbursements and laundry revenue at Williamsburg on the Lake Apartments which was partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts.

Total expenses increased for the year ended December 31, 2001 due to increases in interest and depreciation expense, which were partially offset by a decrease in general and administrative expenses. Interest expense increased due to the refinancing of Huntington Athletic Club Apartments during 2000 which increased the average debt balance at the property. Depreciation expense increased due to property additions completed during the past twelve months. General and administrative expenses decreased over the comparable period primarily due to decreases in the non-accountable partnership reimbursement and partnership management fees paid to the Managing General Partner from distributions from operations as provided in the Partnership Agreement. To a lesser extent, general and administrative expenses decreased due to reduced legal and professional expenses and reduced costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership held cash and cash equivalents of approximately $84,000 compared to approximately $345,000 at December 31, 2000. The decrease of approximately $261,000 in cash and cash equivalents since December 31, 2000 is due to approximately $833,000 of cash used in financing activities and approximately $145,000 of cash used in investing activities, which was partially offset by approximately $717,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, the repayment of the mortgage encumbering Williamsburg on the Lake Apartments, payments of principal made on the mortgage encumbering Huntington Apartments, the payment of loan costs and a prepayment penalty relating to the refinancing of Williamsburg on the Lake Apartments partially offset by proceeds from the refinancing of the mortgage encumbering Williamsburg on the Lake Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

On December 6, 2001, the Partnership refinanced the mortgage encumbering Williamsburg on the Lake Apartments. The refinancing replaced indebtedness of approximately $7,400,000 with a new mortgage in the amount of $9,000,000. The new mortgage carries a stated interest rate of 6.63% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs incurred during the year ended December 31, 2001 were approximately $425,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $306,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.
The Managing General Partner has extended to the Partnership a $500,000 line of credit. At December 31, 2001 the Partnership had no outstanding amounts due under this line of credit. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted will be $300 per unit or $201,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $16,138,000 is amortized over 20 years and matures in June 2020 and January 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment propertyies may be adversely affected.

During the year ended December 31, 2001, the Registrant declared and paid distributions of approximately $1,587,000 (approximately $1,571,000 to the limited partners or $35.00 per limited partnership unit) consisting of approximately $640,000 (approximately $633,000 to the limited partners or $14.10 per limited partnership unit) from operations and approximately $947,000 (approximately $938,000 to the limited partners or $20.90 per limited partnership unit) from the refinancing proceeds of Williamsburg on the Lake Apartments. During the year ended December 31, 2000, the Registrant declared and paid distributions of approximately $4,423,000 (approximately $4,379,000 to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.47 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.10 per limited partnership unit) from the refinancing proceeds of Huntington Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvements, to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,517 limited partnership units in the Partnership representing 59.08% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                        NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                   $   84
   Receivables and deposits                                                       475
   Restricted escrows                                                              42
   Other assets                                                                   614
   Investment properties (Notes B and E):
      Land                                                    $ 1,970
      Buildings and related personal property                   30,604
                                                                32,574
      Less accumulated depreciation                            (20,280)        12,294
                                                                             $ 13,509
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                         $ 26
      Tenant security deposit liabilities                                          71
      Accrued property taxes                                                      431
      Other liabilities                                                           134
      Mortgage notes payable (Note B)                                          16,138

Partners' Deficit
   General partner                                             $ (256)
   Limited partners (44,882 units issued and
      outstanding)                                              (3,035)        (3,291)
                                                                             $ 13,509

              See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                          Years Ended December 31,
                                                             2001          2000
Revenues:
  Rental income                                             $ 4,488       $ 4,404
  Other income                                                  385           374
      Total revenues                                          4,873         4,778

Expenses:
  Operating                                                   1,872         1,886
  General and administrative                                    275           323
  Depreciation                                                1,434         1,329
  Interest                                                    1,182         1,086
  Property taxes                                                425           431
      Total expenses                                          5,188         5,055

Loss before extraordinary item                                 (315)         (277)
Extraordinary loss on early extinguishment of debt
  (Note B)                                                     (306)         (181)

Net loss (Note C)                                           $ (621)       $ (458)

Net loss allocated to general partner (1%)                   $ (6)         $ (5)
Net loss allocated to limited partners (99%)                   (615)         (453)

                                                            $ (621)       $ (458)
Per limited partnership unit:
  Loss before extraordinary item                            $ (6.95)      $ (6.10)
  Extraordinary loss on early extinguishment of debt          (6.75)        (3.99)

Net loss                                                    $(13.70)      $(10.09)

Distributions per limited partnership unit                  $ 35.00       $ 97.57

              See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 8

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            44,882        $ 1       $22,441    $22,442

Partners' (deficit) capital at
  December 31, 1999                       44,882       $ (185)    $ 3,983    $ 3,798

Distributions to partners                     --          (44)     (4,379)    (4,423)

Net loss for the year ended
  December 31, 2000                           --           (5)       (453)      (458)

Partners' deficit at
  December 31, 2000                       44,882         (234)       (849)    (1,083)

Distributions to partners                     --          (16)     (1,571)    (1,587)

Net loss for the year ended
  December 31, 2001                           --           (6)       (615)      (621)

Partners' deficit at
  December 31, 2001                       44,882       $ (256)    $(3,035)   $(3,291)


              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                             Years Ended December 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net loss                                                      $ (621)      $ (458)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Amortization of loan costs                                      46           35
     Depreciation                                                 1,434        1,329
     Extraordinary loss on early extinguishment of debt             306          181
     Change in accounts:
      Receivables and deposits                                     (305)         (63)
      Other assets                                                   --           (2)
      Accounts payable                                             (131)          90
      Tenant security deposit liabilities                            --           (1)
      Accrued property taxes                                         87         (150)
      Other liabilities                                             (99)          10
          Net cash provided by operating activities                 717          971

Cash flows from investing activities:
  Property improvements and replacements                           (641)      (1,092)
  Net withdrawals from (deposits to) restricted escrows             496         (437)
          Net cash used in investing activities                    (145)      (1,529)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (159)         (97)
  Repayment of mortgage notes payable                            (7,400)      (3,364)
  Proceeds from mortgage notes payable                            9,000        7,372
  Prepayment penalties                                             (248)        (168)
  Loan costs paid                                                  (439)        (160)
  Distributions to partners                                      (1,587)      (4,423)
          Net cash used in financing activities                    (833)        (840)

Net decrease in cash and cash equivalents                          (261)      (1,398)

Cash and cash equivalents at beginning of year                      345        1,743

Cash and cash equivalents at end of year                         $ 84         $ 345

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,182      $ 1,029

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ --         $ 97

              See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 8, a California Limited Partnership (the "Partnership" or "Registrant"), was organized under the Uniform Limited Partnership Laws of California on June 26, 1984. NPI Equity Investments, Inc. is the managing general partner (the "Managing General Partner") of the Partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. The Partnership operates two properties, one located in Indianapolis, Indiana, and one located in Morrisville, North Carolina.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: Profits, gains, and losses of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partner to the extent that the general partner would have received distributable net proceeds in connection therewith. The balance shall be allocated to the limited partners. However, the interest of the general partner will be equal to at least 1% of each gain at all times during the existence of the Partnership.

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Accordingly, net loss as shown in the statements of operations and changes in partner's (deficit) capital for 2001 and 2000 were allocated 99% to the limited partners and 1% to the general partner. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 44,882 units outstanding.

Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Fair Value of Financial Statements: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $33,000 at December 31, 2001 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $599,000, less accumulated amortization of approximately $21,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Restricted Escrows:

      Repair Escrow: At the time of the refinancing of Huntington Athletic Club Apartments, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. All funds were withdrawn and all repairs completed during the year ended December 31, 2001.

      Reserve Account: A general reserve account was established in 1996 with the refinancing proceeds for Williamsburg on the Lake Apartments. These funds were established to cover necessary repairs and replacements of existing improvements. The balance at December 31, 2001 is approximately $25,000 which includes interest. Subsequent to December 31, 2001, the general reserve account was closed due to the refinancing of Williamsburg Apartments on December 6, 2001.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $71,000 and $87,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity       Due At
Property                        2001       Interest     Rate      Date        Maturity
                                 (in thousands)                            (in thousands)
Williamsburg on the Lake
  Apartments                   $ 9,000       $ 68      6.63%      01/22         $  --
Huntington Apartments            7,138         62      8.15%      06/20            --

          Totals               $16,138      $ 130                               $  --

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On December 6, 2001, the Partnership refinanced the mortgage encumbering Williamsburg on the Lake Apartments. The refinancing replaced indebtedness of approximately $7,400,000 with a new mortgage in the amount of $9,000,000. The new mortgage carries a stated interest rate of 6.63% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs incurred during the year ended December 31, 2001 were approximately $425,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $306,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On May 11, 2000, the Partnership refinanced the mortgage encumbering Huntington Apartments. The refinancing replaced indebtedness of approximately $3,364,000 with a new mortgage in the amount of $7,372,000. The new mortgage carries a stated interest rate of 8.15% as compared to the 9.85% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on June 1, 2020 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $160,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $181,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   377
                               2003                 425
                               2004                 457
                               2005                 492
                               2006                 529
                            Thereafter           13,858
                                                $16,138

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2001         2000

Net loss as reported                         $ (621)      $ (458)
Add (deduct):
   Depreciation differences                       95           85
   Miscellaneous                                 (13)         (15)

Federal taxable loss                         $ (539)      $ (388)

Federal taxable loss per limited
   partnership unit                          $(11.89)     $ (8.55)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2001
Net liabilities as reported                        $(3,291)
Land and buildings                                  (1,268)
Accumulated depreciation                              (387)
Syndication and distribution costs                   2,637
Other                                                  121
Net liabilities - Federal tax basis                $(2,188)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in operating
  expenses)                                               $244       $243
Reimbursement for services of affiliates
  (included in general and administrative expenses
  and investment properties)                               306        243
Non-accountable partnership reimbursement (included
  in general and administrative expense)                    59         67
Partnership management fee (included in general
  and administrative expense)                               --         25
Loan costs (included in other assets)                       90         74

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $244,000 and $243,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $306,000 and $243,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General Partner of approximately $157,000 and $89,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $59,000 and $67,000 for the years ended December 31, 2001 and 2000, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $25,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 2001.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $90,000 and $74,000 for loan costs related to the refinancing of the Partnership's properties during the years ended December 31, 2001 and 2000, respectively. These costs were capitalized and are included in other assets on the balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,517 limited partnership units in the Partnership representing 59.08% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Note E - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances      Land        Property      Acquisition
                            (in thousands)                             (in thousands)
Williamsburg on the Lake
  Apartments                    $ 9,000        $ 590       $14,822         $ 4,535
Huntington Apartments             7,138         1,368        9,233           2,026

Total                           $16,138       $ 1,958      $24,055         $ 6,561



                   Gross Amount At Which
                          Carried
                   At December 31, 2001
                      (in thousands)

                         Buildings
                        And Related
                         Personal            Accumulated     Year of      Date    Depreciable
Description      Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                            (in thousands)
Williamsburg
  on the Lake
  Apartments     $ 594    $19,353   $19,947    $14,577      1974-1976     03/86    5-27 yrs
Huntington
  Apartments      1,376    11,251    12,627      5,703         1986       02/88    5-29 yrs

Total           $ 1,970   $30,604   $32,574    $20,280

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                  2001          2000
                                                    (in thousands)
         Real Estate
         Balance at beginning of year            $32,030       $30,841
             Property improvements                   544         1,189
         Balance at end of year                  $32,574       $32,030

         Accumulated Depreciation
         Balance at beginning of year            $18,846       $17,517
             Additions charged to expense          1,434         1,329
         Balance at end of year                  $20,280       $18,846

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $31,306,000 and $30,762,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $20,667,000 and $19,329,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Registrant declared and paid distributions of approximately $1,587,000 (approximately $1,571,000 to the limited partners or $35.00 per limited partnership unit) consisting of approximately $640,000 (approximately $633,000 to the limited partners or $14.10 per limited partnership unit) from operations and approximately $947,000 (approximately $938,000 to the limited partners or $20.90 per limited partnership unit) from the refinancing proceeds of Williamsburg on the Lake Apartments. During the year ended December 31, 2000, the Registrant declared and paid distributions of approximately $4,423,000 (approximately $4,379,000 to the limited partners or $97.57 per limited partnership unit) consisting of approximately $1,245,000 (approximately $1,233,000 to the limited partners or $27.47 per limited partnership unit) from operations and approximately $3,178,000 (approximately $3,146,000 to the limited partners or $70.10 per limited partnership unit) from the refinancing proceeds of Huntington Apartments.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

      Name                   Age   Position

      Patrick J. Foye        44    Executive Vice President and Director

      Martha L. Long         42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $39,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2001.

                                           Amount and Nature
           Name of Beneficial Owner       of Beneficial Owner    % of Class

           Insignia Properties, L.P.             17,072            38.04%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.                 9,445            21.04%
             (an affiliate of AIMCO)

Insignia Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenditures were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees                                  $244       $243
Reimbursement for services of affiliates                   306        243
Non-accountable partnership reimbursement                   59         67
Partnership management fee                                  --         25
Loan costs                                                  90         74

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $244,000 and $243,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $306,000 and $243,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General Partner of approximately $157,000 and $89,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $59,000 and $67,000 for the years ended December 31, 2001 and 2000, respectively, for non-accountable expense reimbursements.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $25,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 2001.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $90,000 and $74,000 for loan costs related to the refinancing of the Partnership's properties during the years ended December 31, 2001 and 2000, respectively. These costs were capitalized and are included in other assets on the balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 26,517 limited partnership units in the Partnership representing 59.08% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit  10.27,  Multifamily  note  dated  December  6,  2001 by and between National Property Investors 8, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation, relating to Williamsburg Apartments.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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

     10.27 Multifamily note dated December 6, 2001 by and between National Property Investors 8, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation, relating to Williamsburg Apartments.

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

     (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

     (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     (9)          Incorporated  by  reference  to  the  Registrant's   Current
                  Report on Form 8-K dated November 10, 1998.

                                                        FHLMC Loan No.002740915
                                                         Williamsburg Apartments

                                MULTIFAMILY NOTE
                      (INDIANA - REVISION DATE 11-01-2000)


US $9,000,000.00                                          As of December 6, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Nine Million and 00/100 Dollars (US $9,000,000.00), with interest on the unpaid principal balance at the annual rate of six and sixty-three hundredths percent (6.63%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Sixty Seven Thousand Seven Hundred Ninety Two and 17/100 Dollars (US $67,792.17), shall be payable on the first day of each month beginning on February 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender' discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

(e) Borrower shall make all payments of principal and interest under this Note without relief from valuation and appraisement laws.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

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

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding. For purposes of Paragraph 9(f) and this Paragraph, attorneys' out of pocket expenses shall include support staff costs, costs of preparing for litigation, computerized research, telephone and facsimile transmission expenses, mileage, deposition costs, postage, duplicating, process service, videotaping and similar costs and expenses.

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

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

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

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.




            [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    NATIONAL PROPERTY INVESTORS 8, a California limited partnership

                                   By: NPI Equity Investments, Inc., a Florida corporation, its general partner



                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President


                                   13-3254885
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF _______________, 2001.


GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following  modifications are made to the text of the Note that precedes this
Exhibit:

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.