Form 10QSB
period 2002-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2002-05-13
CIK 763701

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                        NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $ 398
   Receivables and deposits                                                     284
   Restricted escrows                                                            17
   Other assets                                                                 679
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 30,699
                                                               32,669
       Less accumulated depreciation                          (20,643)       12,026
                                                                           $ 13,404
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 58
   Tenant security deposit liabilities                                           73
   Accrued property taxes                                                       425
   Other liabilities                                                            188
   Mortgage notes payable                                                    16,057

Partners' Deficit
   General partner                                            $ (257)
   Limited partners (44,882 units
      issued and outstanding)                                  (3,140)       (3,397)
                                                                           $ 13,404


                See Accompanying Notes to Financial Statements


b)

                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                                Three Months Ended
                                                                     March 31,
                                                                2002          2001
Revenues:
   Rental income                                               $ 1,087      $ 1,104
   Other income                                                    101           78
       Total revenues                                            1,188        1,182

Expenses:
   Operating                                                       436          426
   General and administrative                                       69           54
   Interest                                                        301          295
   Depreciation                                                    363          357
   Property taxes                                                  125           83
       Total expenses                                            1,294        1,215

Net loss                                                       $ (106)       $ (33)

Net loss allocated to general partner (1%)                      $ (1)         $ --

Net loss allocated to limited partners (99%)                      (105)         (33)

                                                               $ (106)       $ (33)

Net loss per limited partnership unit                          $ (2.34)     $ (0.74)

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 8

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
  December 31, 2001                   44,882      $ (256)     $(3,035)     $(3,291)

Net loss for the three months
  ended March 31, 2002                    --          (1)        (105)        (106)

Partners' deficit at
  March 31, 2002                      44,882      $ (257)     $(3,140)     $(3,397)

                See Accompanying Notes to Financial Statements


d)

                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (106)      $ (33)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   363          357
     Amortization of loan costs                                       9           11
     Change in accounts:
        Receivables and deposits                                    191         (135)
        Other assets                                                (74)         (35)
        Accounts payable                                             32          (76)
        Tenant security deposit liabilities                           2            3
        Accrued property taxes                                       (6)          84
        Other liabilities                                            54           65
          Net cash provided by operating activities                 465          241

Cash flows from investing activities:
  Property improvements and replacements                            (95)        (301)
  Net withdrawals from restricted escrows                            25          421
          Net cash (used in) provided by investing
             activities                                             (70)         120

Cash flows from financing activities:
  Payments on mortgage notes payable                                (81)         (39)
  Loan costs paid                                                    --          (12)
  Advances from affiliate                                           100           --
  Repayment of advances from affiliate                             (100)          --
          Net cash used in financing activities                     (81)         (51)

Net increase in cash and cash equivalents                           314          310

Cash and cash equivalents at beginning of period                     84          345

Cash and cash equivalents at end of period                       $ 398        $ 655

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 242        $ 284


                See Accompanying Notes to Financial Statements


e)

                        NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $63,000 and $61,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $52,000 and $37,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2002 or 2001 because there were no distributions from operations.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2002, the Partnership borrowed $100,000 under the Partnership Revolver. Interest expense during the three months ended March 31, 2002 was approximately $1,000. The Partnership repaid this loan prior to March 31, 2002. No amounts were outstanding during the three months ended March 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $55,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Williamsburg on the Lake Apartments           91%        92%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           86%        88%
         Morrisville, North Carolina

Results of Operations

The Registrant's net loss for the three months ended March 31, 2002 was approximately $106,000 as compared to a net loss of approximately $33,000 for the three months ended March 31, 2001. The increase in net loss for the three months ended March 31, 2002 was due to an increase in total expenses offset by a slight increase in total revenues.

Total expenses increased for the three months ended March 31, 2002 due to increases in operating, property tax and general and administrative expenses. Operating expenses increased primarily due to increased hazard insurance expense at both of the Partnership's properties and legal expense at Huntington which were partially offset by decreased maintenance expenses at both of the Partnership's properties. Property tax expense increased due to the timing of the receipt of the tax bills at Williamsburg Apartments which impacted the accruals at March 31, 2002 and 2001. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased for the three months ended March 31, 2002 due to an increase in other income partially offset by a decrease in rental income. Other income increased due to increases in utility reimbursements and late charges assessed to tenants at Williamsburg on the Lake Apartments partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts. Rental income decreased due to a decrease in occupancy at both the Partnership's investment properties and reduced average rental rates at Huntington Athletic Club Apartments. These decreases were partially offset by reduced concession costs at both the Partnership's investment properties and increased collections on delinquent accounts at Williamsburg on the Lake Apartments.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership held cash and cash equivalents of approximately $398,000 compared to approximately $655,000 at March 31, 2001. The increase of approximately $314,000 in cash and cash equivalents since December 31, 2001 is due to approximately $465,000 provided by operating activities which was partially offset by approximately $81,000 of cash used in financing activities and approximately $70,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. During the three months ended March 31, 2002, the Managing General Partner advanced the Partnership $100,000 under the Partnership Revolver. Interest expense during the three months ended March 31, 2002 was approximately $1,000. The Partnership repaid this loan prior to March 31, 2002. No amounts were outstanding during the three months ended March 31, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Williamsburg on the Lake Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $49,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. For 2002, the amount budgeted for capital improvements is approximately $138,000 and consists of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $46,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering replacements, perimeter fencing, plumbing fixtures and appliances. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $74,000 and consists primarily of lighting improvements, water heater and air conditioning unit replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $16,057,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

No cash distributions were made during the three months ended March 31, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 26,517 limited partnership units in the Partnership representing 59.08% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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