Form 10QSB
period 2002-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2002-08-14
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                        NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 226
   Receivables and deposits                                                     171
   Restricted escrows                                                            18
   Other assets                                                                 644
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 30,751
                                                               32,721
       Less accumulated depreciation                          (21,009)       11,712
                                                                           $ 12,771
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 41
   Tenant security deposit liabilities                                           78
   Accrued property taxes                                                       384
   Other liabilities                                                            220
   Mortgage notes payable                                                    15,955

Partners' Deficit
   General partner                                            $ (262)
   Limited partners (44,882 units
      issued and outstanding)                                  (3,645)       (3,907)
                                                                           $ 12,771


                See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        2002         2001          2002        2001
Revenues:
   Rental income                      $ 1,004       $ 1,159      $ 2,091      $ 2,263
   Other income                           102           102          203          180
     Total revenues                     1,106         1,261        2,294        2,443

Expenses:
   Operating                              464           477          900          903
   General and administrative              71            88          140          142
   Interest                               300           292          601          587
   Depreciation                           366           359          729          716
   Property taxes                         129           114          254          197
     Total expenses                     1,330         1,330        2,624        2,545

Net loss                               $ (224)       $ (69)       $ (330)     $ (102)

Net loss allocated to general
  partner (1%)                          $ (2)        $ (1)         $ (3)       $ (1)

Net loss allocated to limited
  partners (99%)                         (222)          (68)        (327)        (101)

                                       $ (224)       $ (69)       $ (330)     $ (102)

Net loss per limited partnership
  unit                                $ (4.95)      $ (1.52)     $ (7.29)     $ (2.25)

Distributions per limited
  partnership unit                     $ 6.31       $ 9.38        $ 6.31      $ 9.38

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 8

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2001                  44,882      $ (256)     $(3,035)     $(3,291)

Distribution to partners                  --          (3)        (283)        (286)

Net loss for the six months
   ended June 30, 2002                    --          (3)        (327)        (330)

Partners' deficit at
   June 30, 2002                      44,882      $ (262)     $(3,645)     $(3,907)

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2002        2001
Cash flows from operating activities:
  Net loss                                                          $ (330)     $ (102)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                      729         716
     Amortization of loan costs                                         18          21
     Change in accounts:
        Receivables and deposits                                       304        (107)
        Other assets                                                   (48)        (19)
        Accounts payable                                                15         (79)
        Tenant security deposit liabilities                              7           9
        Accrued property taxes                                         (47)         19
        Other liabilities                                               86          73
          Net cash provided by operating activities                    734         531

Cash flows from investing activities:
  Property improvements and replacements                              (147)       (362)
  Net withdrawals from restricted escrows                               24         464
          Net cash (used in) provided by investing activities         (123)        102

Cash flows from financing activities:
  Payments on mortgage note payable                                   (183)        (78)
  Advances from affiliate                                              100          --
  Repayment of advances from affiliate                                (100)         --
  Loan costs paid                                                       --         (14)
  Distributions to partners                                           (286)       (425)
          Net cash used in financing activities                       (469)       (517)

Net increase in cash and cash equivalents                              142         116

Cash and cash equivalents at beginning of period                        84         345

Cash and cash equivalents at end of period                          $ 226       $ 461

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 531       $ 567


                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $119,000 and $124,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $75,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $22,000 and $37,000 for the six months ended June 30, 2002 and 2001, respectively, for non-accountable expense reimbursements, which is included in general and administrative expenses.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2002, the Partnership borrowed $100,000 under the Partnership Revolver. Interest expense during the six months ended June 30, 2002 was approximately $2,000. The Partnership repaid this loan prior to June 30, 2002. No amounts were outstanding during the six months ended June 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $55,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Williamsburg on the Lake Apartments           90%        92%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           88%        92%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Huntington Athletic Club Apartments to poor market conditions and tenants buying homes due to low interest rates.

Results of Operations

The Registrant's net loss for the six months ended June 30, 2002 was approximately $330,000 as compared to a net loss of approximately $102,000 for the six months ended June 30, 2001. The Registrant's net loss for the three month period ended June 30, 2002 was approximately $224,000 as compared to a net loss of approximately $69,000 for the three month period ended June 30, 2001. The increase in net loss for the six month period ended June 30, 2002 was due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the three month period ended June 30, 2002 was due to a decrease in total revenues with no change in total expenses.

Total revenues decreased for the six month period ended June 30, 2002 due to decreased rental income partially offset by an increase in other income. Total revenues decreased for the three month period ended June 30, 2002 due to decreased rental income. Rental income decreased for the three and six month periods ended June 30, 2002 due to decreased occupancy and average rental rates at both of the Partnership's properties. Other income increased for the six months ended June 30, 2002 due to an increase in late charges and utilities reimbursements primarily at Williamsburg on the Lake Apartments

Total expenses increased for the six months ended June 30, 2002 primarily due to an increase in property tax expense. Property tax expense increased for Williamsburg on the Lake Apartments, which impacted the accruals at June 30, 2002 and 2001. General and administrative expenses remained relatively constant over the comparable periods. Included in the general and administrative expenses at both June 30 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership held cash and cash equivalents of approximately $226,000 compared to approximately $461,000 at June 30, 2001. The increase of approximately $142,000 in cash and cash equivalents since December 31, 2001 is due to approximately $734,000 of cash provided by operating activities offset by approximately $469,000 of cash used in financing activities and approximately $123,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's investment properties, and repayment of advances from an affiliate partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. During the six months ended June 30, 2002 the Managing General Partner advanced the Partnership $100,000 under the Partnership Revolver. Interest expense during the six months ended June 30, 2002 was approximately $2,000. The Partnership repaid this loan prior to June 30, 2002. No amounts were outstanding during the six months ended June 30, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Williamsburg on the Lake Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $83,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering and appliance replacements and interior and exterior building improvements. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $141,000 and consists of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $64,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of fencing, plumbing upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $71,000 and consists primarily of lighting, water heater, appliance, air conditioning unit and floor covering replacements and interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,955,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $ 253            $ 5.57           $ 425            $ 9.38
Refinancing (1)             33             0.74               --               --
                        $ 286            $ 6.31           $ 425            $ 9.38

(1)   From the refinancing of Williamsburg on the Lake Apartments during 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,371 limited partnership units in the Partnership representing 60.98% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire all of the units not owned by affiliates of AIMCO for a purchase price of $60.00 per unit expired. Pursuant to this offer, AIMCO acquired 854 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4(a), Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated May 13, 1985, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-95864).

                  Exhibit 3.4(b), Amendments to Agreement of Limited Partnership, incorporated by reference to Exhibits 3, 4(b) of the Registrant's Form 10-K for the fiscal year ended December 31, 1985.

                  Exhibit   3.4(c),   Amendments   to   Agreement   of   Limited
                  Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership, dated April 3, 1991.

                  Exhibit 3.4(d), Amendments to the Agreement of Limited Partnership, incorporated by reference to the Statement Furnished in Connection with the Solicitation of Consents of the Partnership dated August 28, 1992.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    NATIONAL PROPERTY INVESTORS 8


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.