Form 10QSB
period 2002-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2002-11-14
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  189
   Receivables and deposits                                                     104
   Restricted escrows                                                            18
   Other assets                                                                 611
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 30,890
                                                               32,860
       Less accumulated depreciation                          (21,370)       11,490
                                                                           $ 12,412
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 58
   Tenant security deposit liabilities                                           82
   Accrued property taxes                                                       505
   Other liabilities                                                            238
   Mortgage notes payable                                                    15,862

Partners' Deficit
   General partner                                            $ (266)
   Limited partners (44,882 units
      issued and outstanding)                                  (4,067)       (4,333)
                                                                           $ 12,412


                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                        2002         2001          2002        2001
Revenues:
   Rental income                       $ 997        $ 1,081      $ 3,088      $ 3,344
   Other income                            65            97          268          277
     Total revenues                     1,062         1,178        3,356        3,621

Expenses:
   Operating                              478           515        1,378        1,418
   General and administrative              65            78          205          220
   Depreciation                           361           357        1,090        1,073
   Interest                               306           295          907          882
   Property taxes                         121           103          375          300
     Total expenses                     1,331         1,348        3,955        3,893

Net loss                               $ (269)      $ (170)       $ (599)     $ (272)

Net loss allocated to general
  partner (1%)                          $ (3)        $ (2)         $ (6)       $ (3)

Net loss allocated to limited
  partners (99%)                         (266)         (168)        (593)        (269)

                                       $ (269)      $ (170)       $ (599)     $ (272)

Net loss per limited partnership
  unit                                $ (5.93)      $ (3.74)     $(13.21)     $ (5.99)

Distributions per limited
  partnership unit                     $ 3.47       $ 4.75        $ 9.78      $ 14.13

                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2001                  44,882      $ (256)     $(3,035)     $(3,291)

Distribution to partners                  --          (4)        (439)        (443)

Net loss for the nine months
   ended September 30, 2002               --          (6)        (593)        (599)

Partners' deficit at
   September 30, 2002                 44,882      $ (266)     $(4,067)     $(4,333)

                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                      2002        2001
Cash flows from operating activities:
  Net loss                                                          $ (599)     $ (272)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                    1,090       1,073
     Amortization of loan costs                                         27          33
     Change in accounts:
        Receivables and deposits                                       371        (129)
        Other assets                                                   (24)        (21)
        Accounts payable                                                32         (64)
        Tenant security deposit liabilities                             11           3
        Accrued property taxes                                          74         140
        Other liabilities                                              104          (5)
          Net cash provided by operating activities                  1,086         758

Cash flows from investing activities:
  Property improvements and replacements                              (286)       (575)
  Net withdrawals from restricted escrows                               24         427
          Net cash used in investing activities                       (262)       (148)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (276)       (118)
  Advances from affiliate                                              100          --
  Repayment of advances from affiliate                                (100)         --
  Loan costs paid                                                       --         (14)
  Distributions to partners                                           (443)       (640)
          Net cash used in financing activities                       (719)       (772)

Net increase (decrease) in cash and cash equivalents                   105        (162)

Cash and cash equivalents at beginning of period                        84         345

Cash and cash equivalents at end of period                          $ 189       $ 183

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 830       $ 850


                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $176,000 and $186,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $127,000 and $258,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $147,000 for the nine months ended September 30, 2001. There were no construction service management fees during the nine months ended September 30, 2002. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $36,000 and $59,000 for the nine months ended September 30, 2002 and 2001, respectively, for non-accountable expense reimbursements, which is included in general and administrative expenses.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2002, the Partnership borrowed $100,000 under the Partnership Revolver. Interest expense during the nine months ended September 30, 2002 was approximately $2,000. The Partnership repaid this loan prior to September 30, 2002. No loans were outstanding during the nine months ended September 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $55,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Williamsburg on the Lake Apartments           88%        91%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           91%        92%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Williamsburg on the Lake Apartments to poor economic conditions in the Indianapolis, Indiana market and tenants buying homes due to low interest rates.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2002 was approximately $599,000 as compared to a net loss of approximately $272,000 for the nine months ended September 30, 2001. The Partnership's net loss for the three month period ended September 30, 2002 was approximately $269,000 as compared to a net loss of approximately $170,000 for the three month period ended September 30, 2001. The increase in net loss for the nine month period ended September 30, 2002 was due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the three month period ended September 30, 2002 was due to a decrease in total revenues partially offset by a decrease in expenses.

Total revenues decreased for the three and nine month periods ended September 30, 2002 due to decreased rental income and other income. Rental income decreased due to decreased occupancy and increased bad debt expense at both of the Partnership's properties and reduced average rental rates at Huntington Athletic Club Apartments partially offset by reduced concession costs at both of the Partnership's properties. Other income decreased due to reduced interest income due to lower interest rates and lower average balances in interest bearing accounts partially offset by increased utility reimbursements at Williamsburg Apartments.

Total expenses increased for the nine months ended September 30, 2002 primarily due to an increase in property tax, depreciation and interest expenses partially offset by a decrease in operating and general and administrative expenses. Property tax expense increased due to the timing of the receipt of the tax bills at Williamsburg on the Lake Apartments, which impacted the accruals at September 30, 2002 and 2001. In addition, property tax refunds for prior years of approximately $14,000 and $5,000 were received by Williamsburg on the Lake and Huntington Athletic Club Apartments, respectively, during 2001. No similar refunds were received during the nine months ended September 30, 2002. Depreciation expense increased due to property improvements and replacements completed during the past twelve months that are now being depreciated. Interest expense increased due to the refinance of Williamsburg on the Lake Apartments in December 2001 which increased the debt balance. Operating expense decreased primarily due to reduced property expenses. Property expense decreased primarily due to decreases in salary and related benefit expenses and reduced employee apartment expenses at both properties. General and administrative expenses decreased due to reduced non-accountable expense reimbursement paid to the Managing General Partner from distributions from operations per the Partnership Agreement and reduced accountable management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in the general and administrative expenses at both September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total expenses decreased for the three months ended September 30, 2002 primarily due to a decrease in operating expenses due to decreases in salary and related benefit expenses and reduced employee apartment expenses at both properties.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership held cash and cash equivalents of approximately $189,000 compared to approximately $183,000 at September 30, 2001. The increase of approximately $105,000 in cash and cash equivalents since December 31, 2001 is due to approximately $1,086,000 of cash provided by operating activities partially offset by approximately $719,000 of cash used in financing activities and approximately $262,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's investment properties, and repayment of advances from an affiliate partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At September 30, 2002, the Partnership had no outstanding amounts due under this line of credit. During the nine months ended September 30, 2002 the Managing General Partner advanced the Partnership $100,000 under the Partnership Revolver. Interest expense during the nine months ended September 30, 2002 was approximately $2,000. The Partnership repaid this loan prior to September 30, 2002. No amounts were outstanding during the nine months ended September 30, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Williamsburg on the Lake Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $191,000 of budgeted and non-budgeted capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements and interior decoration. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $181,000 and consists of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $95,000 of budgeted and non-budgeted capital expenditures at Huntington Athletic Club Apartments consisting primarily of plumbing upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. For 2002, the amount budgeted for capital improvements is approximately $83,000 and consists primarily of lighting, water heater, appliance, air conditioning unit and floor covering replacements and interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,862,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                       Nine Months      Per Limited      Nine Months       Per Limited
                          Ended         Partnership         Ended          Partnership
                   September 30, 2002      Unit      September 30, 2001       Unit

Operations                $ 410           $ 9.04            $ 640            $14.13
Refinancing (1)              33             0.74               --                --
                          $ 443           $ 9.78            $ 640            $14.13

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,371 limited partnership units in the Partnership representing 60.98% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    NATIONAL PROPERTY INVESTORS 8


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 8;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of NPI  Equity
                                    Investments, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 8;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.