Form 10KSB
period 2002-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2003-03-31
CIK 763701

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $4,369,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                        Carrying     Accumulated                          Federal
Property                  Value     Depreciation     Rate     Method     Tax Basis
                            (in thousands)                            (in thousands)

Williamsburg on the      $20,162       $15,579    5-30 yrs.    S/L        $ 3,557
  Lake Apartments
Huntington Apartments     12,747         6,157    5-30 yrs.    S/L          6,110
                         $32,909       $21,736                            $ 9,667

See "Note A, Organization and Significant Accounting Policies" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Property                      2002          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Williamsburg on the          $ 8,776       6.63%     20 yrs.     01/22         $ --
  Lake Apartments
Huntington Apartments          6,965       8.15%     20 yrs.     06/20            --
                             $15,741                                           $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

On December 6, 2001, the Partnership refinanced the mortgage encumbering Williamsburg on the Lake Apartments. The refinancing replaced indebtedness of approximately $7,400,000 with a new mortgage in the amount of $9,000,000. The new mortgage carries a stated interest rate of 6.63% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs incurred during the year ended December 31, 2001 were approximately $425,000, which are being amortized over the life of the loan. The Partnership recognized a loss on the early extinguishment of debt of approximately $306,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                     Average Annual              Average Annual
                                      Rental Rates                 Occupancy
                                   (per unit)
 Property                         2002           2001           2002        2001

 Williamsburg on the Lake
   Apartments                    $6,775         $6,954          87%          92%
 Huntington Apartments            8,167          9,112          91%          92%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                  2002            2002
                                                  Taxes           Rates
                                             (in thousands)

Williamsburg on the Lake Apartments               $332            3.51%
Huntington Apartments                              126            1.03%

Capital Improvements

Williamsburg on the Lake Apartments

During the year ended December 31, 2002, the Partnership completed approximately $215,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements, and interior decoration. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $138,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the year ended December 31, 2002, the Partnership completed approximately $120,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering, appliance and air conditioning unit replacements, and plumbing fixture and perimeter fencing upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $64,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Equity and Related Security Holder Matters

The Partnership sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 903 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 27,386 units or 61.02% at December 31, 2002. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002:

                                                Distributions
                                        Aggregate          Per Limited
                                      (in thousands)     Partnership Unit

       01/01/01 - 12/31/01              $1,587 (1)            $35.00
       01/01/02 - 12/31/02                 443 (2)              9.78

(1) Consists of $640,000 of cash from operations and $947,000 of cash from the refinancing proceeds of Williamsburg on the Lake Apartments.

(2) Consists of $410,000 of cash from operations and $33,000 of cash from the refinancing of Williamsburg on the Lake Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,386 limited partnership units in the Partnership representing 61.02% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.02% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 2002 was approximately $830,000 as compared to net loss of approximately $621,000 for the year ended December 31, 2001. (See "Item 7. Financial Statements - Note C" for a reconciliation of these amounts to the Registrant's federal taxable income.) The increase in net loss for the year ended December 31, 2002 was due to a decrease in total revenue partially offset by a decrease in total expenses.

Total revenues decreased for the year ended December 31, 2002 due primarily to a decrease in rental income. Rental income decreased due to a decrease in average rental rates at both properties and a decrease in occupancy and an increase in bad debt expense at Williamsburg on the Lake Apartments. These decreases were partially offset by a decrease in concession costs at both properties.

Total expenses decreased for the year ended December 31, 2002 due primarily to decreases in operating and general and administrative expenses and the recognition of a loss on early extinguishment of debt during 2001 (see "Liquidity and Capital Resources") partially offset by an increase in property tax expense. Operating expenses decreased due to reduced property and maintenance expenses and reduced management fees. Property expenses decreased primarily due to decreases in salary and related benefit expenses and reduced employee apartment expenses at both of the Partnership's properties. Maintenance expense decreased at both of the Partnership's properties due to the increased capitalization of certain direct and indirect costs, primarily payroll related costs (see Item 7. Financial Statements - Note A - Organization and Significant Accounting Policies) partially offset by an increase in contract repairs at Williamsburg on the Lake Apartments. Management fees decreased primarily at Williamsburg on the Lake Apartments due to reduced rental revenue. General and administrative expenses decreased primarily due to reduced non-accountable expense reimbursement paid to the Managing General Partner from distributions from operations per the Partnership Agreement due to lower operating distributions during 2002 and reduced costs of service included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Property tax expense increased due to the timing of the receipt of the tax bills at Williamsburg on the Lake Apartments which impacted the accruals at December 31, 2002 and 2001. In addition, property tax refunds for prior years of approximately $14,000 and $5,000 were received by Williamsburg on the Lake Apartments and Huntington Athletic Club Apartments, respectively, during 2001. No similar refunds were received during the year ended December 31, 2002. A decrease in the tax rate at Williamsburg on the Lake Apartments was offset by an increased appraised value of the property.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership held cash and cash equivalents of approximately $107,000 compared to approximately $84,000 at December 31, 2001. The decrease of approximately $23,000 in cash and cash equivalents since December 31, 2001 is due to approximately $748,000 of cash used in financing activities and approximately $311,000 of cash used in investing activities, which was partially offset by approximately $1,082,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

On December 6, 2001, the Partnership refinanced the mortgage encumbering Williamsburg on the Lake Apartments. The refinancing replaced indebtedness of approximately $7,400,000 with a new mortgage in the amount of $9,000,000. The new mortgage carries a stated interest rate of 6.63% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs incurred during the year ended December 31, 2001 were approximately $425,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $306,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statement of operations for 2001 reflects the loss on early extinguishment of debt at Williamsburg on the Lake Apartments in operations rather than as an extraordinary item.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. During the year ended December 31, 2002 the Managing General Partner advanced the Partnership $294,000 under the Partnership Revolver to cover operating expenses. Interest was charged at prime plus 2% and amounted to approximately $3,000 during the year ended December 31, 2002. The Partnership repaid approximately $205,000 of this loan including the accrued interest prior to December 31, 2002, which left a loan balance of approximately $92,000 at December 31, 2002. No amounts were outstanding during the year ended December 31, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $202,000 for both of the Partnership's investment properties. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,741,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited         Year           Per Limited
                          Ended         Partnership         Ended          Partnership
                    December 31, 2002      Unit       December 31, 2001       Unit

Operations                $ 410           $ 9.04            $ 640            $14.10
Refinancing (1)              33             0.74              947             20.90
                          $ 443           $ 9.78           $1,587            $35.00

(1) From the refinancing of Williamsburg on the Lake Apartments during 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,386 limited partnership units in the Partnership representing 61.02% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.02% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 2002, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003


                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                  $ 107
   Receivables and deposits                                                       120
   Restricted escrows                                                              18
   Other assets                                                                   578
   Investment properties (Notes B and E):
      Land                                                    $ 1,970
      Buildings and related personal property                   30,939
                                                                32,909
      Less accumulated depreciation                            (21,736)        11,173
                                                                             $ 11,996
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                         $ 30
      Tenant security deposit liabilities                                          80
      Accrued property taxes                                                      472
      Due to Affiliates (Note D)                                                   92
      Other liabilities                                                           145
      Mortgage notes payable (Note B)                                          15,741

Partners' Deficit
   General partner                                             $ (268)
   Limited partners (44,882 units issued and
      outstanding)                                              (4,296)        (4,564)
                                                                             $ 11,996

                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                          Years Ended December 31,
                                                             2002          2001
                                                                        (Restated)
Revenues:
  Rental income                                             $ 3,982       $ 4,488
  Other income                                                  387           385
      Total revenues                                          4,369         4,873

Expenses:
  Operating                                                   1,787         1,872
  General and administrative                                    239           275
  Depreciation                                                1,456         1,434
  Interest                                                    1,204         1,182
  Property taxes                                                513           425
  Loss on early extinguishment of debt (Note B)                  --           306
      Total expenses                                          5,199         5,494

Net loss (Note C)                                           $ (830)       $ (621)

Net loss allocated to general partner (1%)                   $ (8)         $ (6)
Net loss allocated to limited partners (99%)                   (822)         (615)

                                                            $ (830)       $ (621)

Net loss per limited partnership unit                       $(18.31)      $(13.70)

Distributions per limited partnership unit                  $ 9.78        $ 35.00

                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            44,882        $ 1       $22,441    $22,442

Partners' deficit at
  December 31, 2000                       44,882       $ (234)    $ (849)    $(1,083)

Distributions to partners                     --          (16)     (1,571)    (1,587)

Net loss for the year ended
  December 31, 2001                           --           (6)       (615)      (621)

Partners' deficit at
  December 31, 2001                       44,882         (256)     (3,035)    (3,291)

Distributions to partners                     --           (4)       (439)      (443)

Net loss for the year ended
  December 31, 2002                           --           (8)       (822)      (830)

Partners' deficit at
  December 31, 2002                       44,882       $ (268)    $(4,296)   $(4,564)

                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net loss                                                      $ (830)      $ (621)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Amortization of loan costs                                      36           46
     Depreciation                                                 1,456        1,434
     Loss on early extinguishment of debt                            --          306
     Change in accounts:
      Receivables and deposits                                      355         (305)
      Accounts payable                                                4         (131)
      Tenant security deposit liabilities                             9           --
      Accrued property taxes                                         41           87
      Other liabilities                                              11          (99)
          Net cash provided by operating activities               1,082          717

Cash flows from investing activities:
  Property improvements and replacements                           (335)        (641)
  Net withdrawals from restricted escrows                            24          496
          Net cash used in investing activities                    (311)        (145)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (397)        (159)
  Repayment of mortgage notes payable                                --       (7,400)
  Proceeds from mortgage notes payable                               --        9,000
  Prepayment penalties                                               --         (248)
  Loan costs paid                                                    --         (439)
  Advances from affiliate                                           294           --
  Repayment of advances from affiliate                             (202)          --
  Distributions to partners                                        (443)      (1,587)
          Net cash used in financing activities                    (748)        (833)

Net increase (decrease) in cash and cash equivalents                 23         (261)

Cash and cash equivalents at beginning of year                       84          345

Cash and cash equivalents at end of year                         $ 107        $ 84

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,169      $ 1,182


                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Accordingly, net loss as shown in the statements of operations and changes in partner's deficit for 2002 and 2001 were allocated 99% to the limited partners and 1% to the general partner. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 44,882 units outstanding.

Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Fair Value of Financial Statements: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate is approximately $16,813,000.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $54,000 at December 31, 2002 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $599,000, less accumulated amortization of approximately $57,000, are included in other assets and are being amortized on the straight-line method over the life of the loans. The related amortization expense is included in interest expense. Amortization expense is expected to be $33,000 for each of the years 2003 through 2007.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrows:

      Repair Escrow: At the time of the refinancing of Huntington Athletic Club Apartments, the Partnership was required to establish a repair escrow of approximately $454,000 with the lender for certain capital replacements. All funds were withdrawn and all repairs completed during the year ended December 31, 2001.

      Reserve Account: A general reserve account was established in 1996 with the refinancing proceeds for Williamsburg on the Lake Apartments. These funds were established to cover necessary repairs and replacements of existing improvements. The balance at December 31, 2001 was approximately $25,000 which included interest. During the year ended December 31, 2002, the general reserve account was closed due to the refinancing of Williamsburg Apartments on December 6, 2001.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the managing general partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $68,000 in 2002 compared to 2001.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $76,000 and $71,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statement of operations for 2001 reflects the loss on early extinguishment of debt at Williamsburg on the Lake Apartments in operations rather than as an extraordinary item.

Note B - Mortgage Notes Payable


                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity       Due At
Property                        2002       Interest     Rate      Date        Maturity
                                 (in thousands)                            (in thousands)
Williamsburg on the Lake
  Apartments                   $ 8,776       $ 68      6.63%      01/22         $ --
Huntington Apartments            6,965         62      8.15%      06/20            --

          Totals               $15,741      $ 130                               $ --

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On December 6, 2001, the Partnership refinanced the mortgage encumbering Williamsburg on the Lake Apartments. The refinancing replaced indebtedness of approximately $7,400,000 with a new mortgage in the amount of $9,000,000. The new mortgage carries a stated interest rate of 6.63% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs incurred during the year ended December 31, 2001 were approximately $425,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $306,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003              $ 405
                               2004                 457
                               2005                 492
                               2006                 529
                               2007                 569
                            Thereafter           13,289
                                                $15,741

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2002         2001

Net loss as reported                         $ (830)      $ (621)
Add (deduct):
   Depreciation differences                      148           95
   Miscellaneous                                  (2)         (13)

Federal taxable loss                         $ (684)      $ (539)

Federal taxable loss per limited
   partnership unit                          $(15.08)     $(11.89)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2002
Net liabilities as reported                        $(4,564)
Land and buildings                                  (1,267)
Accumulated depreciation                              (239)
Syndication and distribution costs                   2,637
Other                                                  119
Net liabilities - Federal tax basis                $(3,314)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $220,000 and $244,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $150,000 and $306,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $157,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $36,000 and $59,000 for the years ended December 31, 2002 and 2001, respectively, for non-accountable expense reimbursements, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this reimbursement during the years ended December 31, 2002 and 2001.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $90,000 for loan costs related to the refinancing of Williamsburg on the Lake Apartments during the year ended December 31, 2001.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2002 the Managing General Partner advanced the Partnership $294,000 under the Partnership Revolver to cover operating expenses. Interest was charged at prime plus 2% and amounted to approximately $3,000 during the year ended
December 31, 2002. The Partnership repaid approximately $205,000 of this loan including the accrued interest prior to December 31, 2002, which left a loan balance of approximately $92,000 at December 31, 2002. No amounts were outstanding during the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,386 limited partnership units in the Partnership representing 61.02% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.02% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non- tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Note E - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances      Land        Property      Acquisition
                            (in thousands)                             (in thousands)
Williamsburg on the Lake
  Apartments                    $ 8,776        $ 590       $14,822         $ 4,750
Huntington Apartments             6,965         1,368        9,233           2,146

Total                           $15,741       $ 1,958      $24,055         $ 6,896

                   Gross Amount At Which
                          Carried
                   At December 31, 2002
                      (in thousands)


                         Buildings
                        And Related
                         Personal            Accumulated     Year of      Date    Depreciable
Description      Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                            (in thousands)
Williamsburg
  on the Lake
  Apartments     $ 594    $19,568   $20,162    $15,579      1974-1976     03/86    5-30 yrs
Huntington
  Apartments      1,376    11,371    12,747      6,157         1986       02/88    5-30 yrs

Total           $ 1,970   $30,939   $32,909    $21,736


Reconciliation of "real estate and accumulated depreciation":

                                               Years Ended December 31,
                                                  2002          2001
                                                    (in thousands)
         Real Estate
         Balance at beginning of year            $32,574       $32,030
             Property improvements                   335           544
         Balance at end of year                  $32,909       $32,574

         Accumulated Depreciation
         Balance at beginning of year            $20,280       $18,846
             Additions charged to expense          1,456         1,434
         Balance at end of year                  $21,736       $20,280

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $31,642,000 and $31,306,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $21,975,000 and $20,667,000, respectively.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $18,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2002.

                                           Amount and Nature
           Name of Beneficial Owner       of Beneficial Owner    % of Class

           Insignia Properties, L.P.             17,072            38.04%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.                10,314            22.98%
             (an affiliate of AIMCO)

Insignia Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $220,000 and $244,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $150,000 and $306,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $157,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $36,000 and $59,000 for the years ended December 31, 2002 and 2001, respectively, for non-accountable expense reimbursements, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this reimbursement during the years ended December 31, 2002 and 2001.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $90,000 for loan costs related to the refinancing of Williamsburg on the Lake Apartments during the year ended December 31, 2001.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2002 the Managing General Partner advanced the Partnership $294,000 under the Partnership Revolver to cover operating expenses. Interest was charged at prime plus 2% and amounted to approximately $3,000 during the year ended
December 31, 2002. The Partnership repaid approximately $205,000 of this loan including the accrued interest prior to December 31, 2002, which left a loan balance of approximately $92,000 at December 31, 2002. No amounts were outstanding during the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,386 limited partnership units in the Partnership representing 61.02% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.02% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non- tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 8;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of NPI  Equity
                                    Investments, Inc.,  equivalent of the chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 8;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

     10.27 Multifamily note dated December 6, 2001 by and between National Property Investors 8, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation, relating to Williamsburg Apartments (incorporated by reference to Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001).

99   Certification of Chief Executive Officer and Chief Financial Officer.



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




Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 8 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.