Form 10QSB
period 2003-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2003-05-14
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the quarterly period ended March 31, 2003


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                For the transition period from _________to _________

                         Commission file number 0-14554


                          NATIONAL PROPERTY INVESTORS 8
             (Exact name of registrant as specified in its charter)



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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $ 116
   Receivables and deposits                                                     108
   Restricted escrows                                                            18
   Other assets                                                                 566
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 30,990
                                                               32,960
       Less accumulated depreciation                          (22,103)       10,857
                                                                           $ 11,665
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 120
   Tenant security deposit liabilities                                           81
   Accrued property taxes                                                       501
   Other liabilities                                                            142
   Due to affiliate                                                             132
   Mortgage notes payable                                                    15,638

Partners' Deficit
   General partner                                            $ (272)
   Limited partners (44,882 units
      issued and outstanding)                                  (4,677)       (4,949)
                                                                           $ 11,665


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                          Three Months Ended
                                                              March 31,
                                                       2003                 2002
Revenues:
   Rental income                                      $ 877               $ 1,087
   Other income                                           91                  101
     Total revenues                                      968                1,188

Expenses:
   Operating                                             482                  436
   General and administrative                             47                   69
   Depreciation                                          367                  363
   Interest                                              298                  301
   Property taxes                                        159                  125
     Total expenses                                    1,353                1,294

Net loss                                              $ (385)             $ (106)

Net loss allocated to general
  partner (1%)                                         $ (4)               $ (1)

Net loss allocated to limited
  partners (99%)                                        (381)                (105)

                                                      $ (385)             $ (106)

Net loss per limited partnership unit                $ (8.49)            $ (2.34)

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2002                  44,882      $ (268)     $(4,296)     $(4,564)

Net loss for the three months
   ended March 31, 2003                   --          (4)        (381)        (385)

Partners' deficit at
   March 31, 2003                     44,882      $ (272)     $(4,677)     $(4,949)

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                      2003        2002
Cash flows from operating activities:
  Net loss                                                          $ (385)     $ (106)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                      367         363
     Amortization of loan costs                                          9           9
     Change in accounts:
        Receivables and deposits                                        12         191
        Other assets                                                     3         (74)
        Accounts payable                                                90          32
        Tenant security deposit liabilities                              1           2
        Accrued property taxes                                          29          (6)
        Due to affiliate                                                 2          --
        Other liabilities                                               (3)         54
          Net cash provided by operating activities                    125         465

Cash flows from investing activities:
  Property improvements and replacements                               (51)        (95)
  Net withdrawals from restricted escrows                               --          25
          Net cash used in investing activities                        (51)        (70)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (103)        (81)
  Advances from affiliate                                              130         100
  Repayment of advances from affiliate                                 (92)       (100)
          Net cash used in financing activities                        (65)        (81)

Net increase in cash and cash equivalents                                9         314

Cash and cash equivalents at beginning of period                       107          84

Cash and cash equivalents at end of period                          $ 116       $ 398

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 289       $ 242


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $50,000 and $63,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $43,000 and $52,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 for the three months ended March 31, 2003. There were no construction service management fees for the three months ended March 31, 2002. The fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2003 or 2002 because there were no distributions from operations during these periods.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2003 and 2002, the Partnership borrowed $130,000 and $100,000, respectively, under the Partnership Revolver. Interest expense during the three months ended March 31, 2003 and 2002 was approximately $2,000 and $1,000, respectively. During the three months ended March 31, 2003 and 2002, the Partnership made payments on outstanding loans of approximately $92,000 and $100,000, respectively. At March 31, 2003, the amount of the outstanding loans and accrued interest was approximately $132,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $67,000 and $81,000, respectively.

Note C - Casualty Event

On July 28, 2002, there was a fire at Williamsburg on the Lake Apartments which only damaged one unit. Reconstruction costs of approximately $26,000 have been incurred as of March 31, 2003. Subsequent to March 31, 2003, the Partnership received approximately $25,000 in proceeds from its insurance carrier.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Williamsburg on the Lake Apartments           74%        91%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           93%        86%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Williamsburg on the Lake Apartments to the implementation of stricter rental policies and higher qualification standards. The increase in occupancy at Huntington Athletic Club Apartments is due to an aggressive marketing campaign and improved curb appeal.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $385,000 as compared to a net loss of approximately $106,000 for the three months ended March 31, 2002. The increase in net loss for the three months ended March 31, 2003 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three months ended March 31, 2003 due to decreased rental income and other income. Rental income decreased due to reduced average rental rates at both properties, a decrease in occupancy at Williamsburg on the Lake Apartments, and increases in bad debt and concessions at Williamsburg on the Lake Apartments partially offset by an increase in occupancy at Huntington Athletic Club Apartments. Other income decreased primarily due to decreased utilities reimbursements, washer and dryer income and late charges partially offset by an increase in lease cancellations fees at Williamsburg on the Lake Apartments.

Total expenses increased for the three months ended March 31, 2003 primarily due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expense increased primarily due to an increase in maintenance expenses partially offset by a decrease in management fees. Maintenance expense increased at both of the Partnership's properties due to increased payroll related costs, increased contract repairs costs at both of the Partnership's properties and increased snow removal at Williamsburg on the Lake Apartments. Management fees decreased due to a decrease in rental revenues. Property tax expense increased primarily due to the timing of the receipt of the tax bills at Williamsburg on the Lake Apartments which impacted the accruals at March 31, 2002. General and administrative expenses decreased due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership held cash and cash equivalents of approximately $116,000 compared to approximately $398,000 at March 31, 2002. The increase of approximately $9,000 in cash and cash equivalents since December 31, 2002 is due to approximately $125,000 of cash provided by operating activities partially offset by approximately $65,000 of cash used in financing activities and approximately $51,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. During the three months ended March 31, 2003 and 2002, the Managing General Partner advanced the Partnership $130,000 and $100,000, respectively, under the Partnership Revolver. Interest expense under this line of credit during the three months ended March 31, 2003 and 2002 was approximately $2,000 and $1,000, respectively. During the three months ended March 31, 2003 and 2002, the Partnership made payments on the outstanding loan of approximately $92,000 and $100,000, respectively. At March 31, 2003 the balance due to the Managing General Partner was approximately $132,000 including accrued interest. Other than cash and cash equivalents, the line of credit is the Partnership's only source of liquidity.

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

Williamsburg on the Lake Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of fire safety improvements, office computer upgrades, and gutter replacements. These improvements were funded from operating cash flow. For 2003, the amount budgeted for capital improvements is approximately $190,000 and consists of exterior lighting improvements, corridor redecoration, entryway upgrades, floor covering and appliance replacements and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $24,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering replacements and water heater upgrades. These improvements were funded from operating cash flow. For 2003, the amount budgeted for capital improvements is approximately $227,000 and consists of foundation upgrades, roofing improvements, staircase upgrades, playground equipment, and floor covering replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $15,638,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,386 limited partnership units ("Units") in the Partnership representing 61.02% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.02% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of non-tendering unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.