Form 10QSB
period 2003-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2003-11-14
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended September 30, 2003


[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     Financial Statements




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 163
   Receivables and deposits                                                     135
   Restricted escrows                                                            18
   Other assets                                                                 645
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 31,274
                                                               33,244
       Less accumulated depreciation                          (22,833)       10,411
                                                                           $ 11,372
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 213
   Tenant security deposit liabilities                                          116
   Accrued property taxes                                                       659
   Other liabilities                                                            264
   Due to affiliate (Note B)                                                    425
   Mortgage notes payable                                                    15,445

Partners' Deficit
   General partner                                            $ (280)
   Limited partners (44,882 units
      issued and outstanding)                                  (5,470)       (5,750)
                                                                           $ 11,372

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                        2003         2002          2003        2002
Revenues:
   Rental income                       $ 994         $ 997       $ 2,725      $ 3,088
   Other income                           115            65          282          268
   Casualty gain (Note C)                  --            --           19           --
     Total revenues                     1,109         1,062        3,026        3,356

Expenses:
   Operating                              558           478        1,532        1,378
   General and administrative              41            65          134          205
   Depreciation                           368           361        1,106        1,090
   Interest                               298           306          893          907
   Property taxes                         229           121          547          375
     Total expenses                     1,494         1,331        4,212        3,955

Net loss                               $ (385)      $ (269)      $(1,186)     $ (599)

Net loss allocated to general
  partner (1%)                          $ (4)        $ (3)        $ (12)       $ (6)

Net loss allocated to limited
  partners (99%)                         (381)         (266)      (1,174)        (593)

                                       $ (385)      $ (269)      $(1,186)     $ (599)

Net loss per limited partnership
  unit                                $ (8.49)      $ (5.93)     $(26.16)     $(13.21)

Distributions per limited
  partnership unit                      $ --        $ 3.47         $ --       $ 9.78


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2002                  44,882      $ (268)     $(4,296)     $(4,564)

Net loss for the nine months
   ended September 30, 2003               --         (12)      (1,174)      (1,186)

Partners' deficit at
   September 30, 2003                 44,882      $ (280)     $(5,470)     $(5,750)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                         2003     2002
Cash flows from operating activities:
  Net loss                                                         $(1,186)     $ (599)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                    1,106       1,090
     Amortization of loan costs                                         26          27
     Casualty gain                                                     (19)         --
     Change in accounts:
        Receivables and deposits                                       (15)        371
        Other assets                                                   (93)        (24)
        Accounts payable                                               124          32
        Tenant security deposit liabilities                             36          11
        Accrued property taxes                                         187          74
        Due to affiliate                                                65          --
        Other liabilities                                              119         104
          Net cash provided by operating activities                    350       1,086

Cash flows from investing activities:
  Property improvements and replacements                              (291)       (286)
  Net withdrawals from restricted escrows                               --          24
  Insurance proceeds received                                           25          --
          Net cash used in investing activities                       (266)       (262)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (296)       (276)
  Advances from affiliate                                              360         100
  Repayment of advances from affiliate                                 (92)       (100)
  Distributions to partners                                             --        (443)
          Net cash used in financing activities                        (28)       (719)

Net increase in cash and cash equivalents                               56         105

Cash and cash equivalents at beginning of period                       107          84

Cash and cash equivalents at end of period                          $ 163       $ 189

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 808       $ 830
Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts payable         $ 59        $ --


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $148,000 and $176,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $101,000 and $127,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses. At September 30, 2003 approximately $53,000 of these expenses were accrued and included in "Due to affiliate" on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the nine months ended September 30, 2003 because there were no distributions from operations during this period. The Managing General Partner received approximately $36,000 for the nine months ended September 30, 2002 for non-accountable expense reimbursements, which is included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2003 and 2002, the Partnership borrowed $360,000 and $100,000, respectively, under the Partnership Revolver. Interest expense during the nine months ended September 30, 2003 and 2002 was approximately $12,000 and $2,000, respectively. During the nine months ended September 30, 2003 and 2002, the Partnership made payments on outstanding loans of approximately $92,000 and $100,000, respectively. At September 30, 2003, the amount of the outstanding loans and accrued interest was approximately $372,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $67,000 and $81,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the nine months ended September 30, 2003 insurance proceeds of approximately $25,000 were received and assets with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the nine months ended September 30, 2003.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Williamsburg on the Lake Apartments           81%        88%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           94%        91%
         Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Williamsburg on the Lake Apartments to a slower economy in the Indianapolis, Indiana area. The increase in occupancy at Huntington Athletic Club Apartments is due to an aggressive marketing campaign and improved curb appeal.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $1,186,000 compared to a net loss of approximately $599,000 for the nine months ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was approximately $385,000 compared to a net loss of approximately $269,000 for the three months ended September 30, 2002. The increase in net loss for the nine months ended September 30, 2003 is a result of an increase in total expenses and a decrease in total revenues. The increase in net loss for the three months ended September 30, 2003 is a result of an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the three and nine months ended September 30, 2003 due to increases in operating, depreciation and property tax expenses partially offset by decreases in interest and general and administrative expenses. Operating expenses increased primarily due to increases in maintenance and property expenses partially offset by a decrease in management fees. Maintenance expenses increased primarily due to an increase in floor covering repair and building improvements at Williamsburg on the Lake Apartments. Property expenses increased primarily due to increases in utilities and payroll and related benefits expenses at Williamsburg on the Lake Apartments. Management fees decreased due to decreased rental revenues at Williamsburg on the Lake Apartments. Depreciation expense increased due to property improvements and replacements completed during the twelve month period ended September 30, 2003 that are now being depreciated. Property tax expense increased primarily due to an increase in the tax rate at Williamsburg on the Lake Apartments. Interest expense decreased due to the declining mortgage principal as a result of the payment of scheduled mortgage payments. General and administrative expenses decreased primarily due to decreased fees paid to the Managing General Partner in connection with distributions made from operations and reduced costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the nine months ended September 30, 2003 due to decreased rental income partially offset by an increase in other income and a casualty gain as discussed below. Rental income decreased due to reduced average rental rates at both properties, a decrease in occupancy at Williamsburg on the Lake Apartments, and an increase in concessions at Williamsburg on the Lake Apartments partially offset by an increase in occupancy at Huntington Athletic Club Apartments. Other income increased primarily due to increased lease cancellation fees at both of the Partnership's properties partially offset by a decrease in utility reimbursements at Williamsburg on the Lake Apartments.

Total revenues increased for the three months ended September 30, 2003 due to an increase in other income for increased lease cancellation fees at both the Partnership's properties.

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the nine months ended September 30, 2003 insurance proceeds of approximately $25,000 were received and assets with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the nine months ended September 30, 2003.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $163,000 compared to approximately $189,000 at September 30, 2002. The increase of approximately $56,000 in cash and cash equivalents since December 31, 2002 is due to approximately $350,000 of cash provided by operating activities partially offset by approximately $28,000 of cash used in financing activities and approximately $266,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements slightly offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2003 and 2002, the Partnership borrowed $360,000 and $100,000, respectively, under the Partnership Revolver. Interest expense during the nine months ended September 30, 2003 and 2002 was approximately $12,000 and $2,000, respectively. During the nine months ended September 30, 2003 and 2002, the Partnership made payments on outstanding loans of approximately $92,000 and $100,000, respectively. At September 30, 2003, the amount of the outstanding loans and accrued interest was approximately $372,000.

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

Williamsburg on the Lake Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $267,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of appliance and floor covering replacements, reconstruction related to a fire at the property and air conditioning upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $83,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering replacements and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,000 in capital improvements during 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets and availability under its lines of credit are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $15,445,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                   September 30, 2003      Unit       September 30, 2002      Unit

Operations                $ --             $ --             $ 410            $ 9.04
Refinancing (1)              --               --                33             0.74
                          $ --             $ --             $ 443            $ 9.78

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,386 limited partnership units (the "Units") in the Partnership representing 61.02% of the outstanding units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.