Form 10KSB
period 2003-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2004-03-29
CIK 763701

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $4,003,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

National  Property   Investors  8  (the  "Partnership"  or  "Registrant")  is  a
California limited partnership formed in October 1983. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

Commencing May 13, 1985, the Partnership offered up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. Upon termination of the offering, the Partnership had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. All of the net proceeds of the offering were invested in three properties, two of which continue to be held by the Partnership. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 2003 and 2002.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:


                                   Date of
Property                           Purchase       Type of Ownership           Use

Williamsburg on the Lake           03/12/86  Fee ownership subject to    Apartment
  Apartments                                 first mortgage              460 units
  Indianapolis, Indiana

Huntington Athletic Club
  Apartments                       02/11/88  Fee ownership subject to    Apartment
  Morrisville, North Carolina                first mortgage              212 units


Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                        Carrying     Accumulated   Depreciable             Federal
Property                  Value     Depreciation      Life      Method    Tax Basis
                            (in thousands)                              (in thousands)

Williamsburg on the      $20,630       $16,588      5-30 yrs.     S/L      $ 2,961
  Lake Apartments
Huntington Athletic
  Club Apartments         12,855         6,616      5-30 yrs.     S/L        5,764
                         $33,485       $23,204                             $ 8,725

See "Note A, Organization and Significant Accounting Policies" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Property                      2003          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Williamsburg on the          $ 8,558       6.63%     20 yrs.     01/22         $ --
  Lake Apartments
Huntington Athletic
  Club Apartments              6,778       8.15%     20 yrs.     06/20            --
                             $15,336                                           $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                     Average Annual              Average Annual
                                      Rental Rates                 Occupancy
                                   (per unit)
 Property                         2003           2002           2003        2002

 Williamsburg on the Lake
   Apartments                    $6,639         $6,775          82%          87%
 Huntington Athletic Club
   Apartments                     7,607          8,167          95%          91%

The Managing General Partner attributes the decrease in occupancy at Williamsburg on the Lake Apartments to a slower economy in the Indianapolis, Indiana area. Management has reduced rents and increased marketing efforts in an effort to increase occupancy at the property. The increase in occupancy at Huntington Athletic Club Apartments is due to an aggressive marketing campaign and improved curb appeal.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                  2003            2003
                                                  Taxes           Rates
                                             (in thousands)

Williamsburg on the Lake Apartments               $367            2.48%
Huntington Athletic Club Apartments                135            1.11%

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $367,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $169,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $70,000.


Capital Improvements

Williamsburg on the Lake Apartments

During the year ended December 31, 2003, the Partnership completed approximately $483,000 in capital expenditures at Williamsburg on the Lake Apartments consisting primarily of painting, structural improvements and floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $253,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the year ended December 31, 2003, the Partnership completed approximately $107,000 in capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering, appliance and air conditioning unit replacements, structural improvements, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $117,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.


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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Partnership's Equity and Related Security Holder Matters

The Partnership sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 888 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 27,737 units or 61.80% at December 31, 2003. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                       Year Ended       Per Limited      Year Ended        Per Limited
                      December 31,      Partnership     December 31,       Partnership
                          2003             Unit             2002              Unit

Operations                $ --             $ --             $ 410            $ 9.04
Refinancing (1)              --               --               33              0.74
                          $ --             $ --             $ 443            $ 9.78

(1) From the refinancing of Williamsburg on the Lake Apartments during 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,737 limited partnership units (the "Units") in the Partnership representing 61.80% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $1,415,000 compared to a net loss of approximately $830,000 for the year ended December 31, 2002. The increase in net loss for the year ended December 31, 2003 is a result of an increase in total expenses and a decrease in total revenues.

Total expenses increased for the year ended December 31, 2003 due to increases in operating, depreciation and property tax expenses partially offset by decreases in interest and general and administrative expenses. Operating expenses increased primarily due to increases in maintenance and property expenses partially offset by a decrease in management fees. Maintenance expenses increased primarily due to an increase in contract services at both properties and building repairs and snow removal costs at Williamsburg on the Lake Apartments. Property expenses increased primarily due to increases in payroll and related benefits expenses at both properties and utilities expenses at Williamsburg on the Lake Apartments. Management fees decreased due to decreased rental revenues at Williamsburg on the Lake Apartments. Depreciation expense increased due to property improvements and replacements completed during the twelve month period ended December 31, 2003 that are now being depreciated. Interest expense decreased due to the declining mortgage principal as a result of the payment of scheduled mortgage payments.

Property tax expense increased primarily due to an increase in the property's assessed value at Williamsburg on the Lake Apartments. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $367,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $169,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $70,000.

General and administrative expenses decreased primarily due to decreased fees paid to the Managing General Partner in connection with distributions made from operations, reduced costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues decreased for the year ended December 31, 2003 due to decreased rental income partially offset by a casualty gain as discussed below. Rental income decreased due to reduced average rental rates at both properties, a decrease in occupancy at Williamsburg on the Lake Apartments, and an increase in concessions at Williamsburg on the Lake Apartments partially offset by an increase in occupancy at Huntington Athletic Club Apartments.

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the year ended December 31, 2003 insurance proceeds of approximately $25,000 were received and assets with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the year ended December 31, 2003.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership held cash and cash equivalents of approximately $146,000 compared to approximately $107,000 at December 31, 2002. The increase of approximately $39,000 in cash and cash equivalents since December 31, 2002 is due to approximately $396,000 of cash provided by operating activities and approximately $8,000 of cash provided by financing activities, which was partially offset by approximately $365,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate largely offset by payments of principal made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003 the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $505,000. During the year ended December 31, 2002 the Managing General Partner advanced the Partnership approximately $294,000 under the Partnership Revolver. Interest expense during the year ended December 31, 2003 and 2002 was approximately $19,000 and $3,000, respectively. During the years ended December 31, 2003 and 2002, the Partnership made payments on the outstanding loans and accrued interest of approximately $92,000 and $205,000, respectively. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $524,000. Subsequent to December 31, 2003 the Managing General Partner issued the Partnership an additional $280,000 advance for operating expenses and capital improvements at Williamsburg on the Lake Apartments and property taxes at Huntington Athletic Club Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $370,000 for both of the Partnership's investment properties. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $15,336,000 is amortized over 20 years and matures on June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                       Year Ended       Per Limited      Year Ended        Per Limited
                      December 31,      Partnership     December 31,       Partnership
                          2003             Unit             2002              Unit

Operations                $ --             $ --             $ 410            $ 9.04
Refinancing (1)              --               --               33              0.74
                          $ --             $ --             $ 443            $ 9.78

(1) From the refinancing of Williamsburg on the Lake Apartments during 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,737 limited partnership units (the "Units") in the Partnership representing 61.80% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements  of Changes in  Partners'  Deficit - Years ended  December 31,
       2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 2003, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 16, 2004

                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                  $ 146
   Receivables and deposits                                                        82
   Restricted escrows                                                              18
   Other assets                                                                   598
   Investment properties (Notes B and E):
      Land                                                    $ 1,970
      Buildings and related personal property                   31,515
                                                                33,485
      Less accumulated depreciation                            (23,204)        10,281
                                                                             $ 11,125
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 277
      Tenant security deposit liabilities                                         112
      Accrued property taxes                                                      509
      Due to Affiliates (Note D)                                                  622
      Other liabilities                                                           248
      Mortgage notes payable (Note B)                                          15,336

Partners' Deficit
   General partner                                             $ (282)
   Limited partners (44,882 units issued and
      outstanding)                                              (5,697)        (5,979)
                                                                             $ 11,125

                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                          Years Ended December 31,
                                                             2003          2002
Revenues:
  Rental income                                             $ 3,589       $ 3,982
  Other income                                                  395           387
  Casualty gain (Note F)                                         19            --
      Total revenues                                          4,003         4,369

Expenses:
  Operating                                                   2,021         1,787
  General and administrative                                    187           239
  Depreciation                                                1,477         1,456
  Interest                                                    1,190         1,204
  Property taxes                                                543           513
      Total expenses                                          5,418         5,199

Net loss (Note C)                                           $(1,415)      $ (830)

Net loss allocated to general partner (1%)                   $ (14)        $ (8)
Net loss allocated to limited partners (99%)                 (1,401)         (822)

                                                            $(1,415)      $ (830)

Net loss per limited partnership unit                       $(31.22)      $(18.31)

Distributions per limited partnership unit                   $ --         $ 9.78


                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            44,882        $ 1       $22,441    $22,442

Partners' deficit at
  December 31, 2001                       44,882         (256)     (3,035)    (3,291)

Distributions to partners                     --           (4)       (439)      (443)

Net loss for the year ended
  December 31, 2002                           --           (8)       (822)      (830)

Partners' deficit at
  December 31, 2002                       44,882       $ (268)    $(4,296)   $(4,564)

Net loss for the year ended
  December 31, 2003                           --          (14)     (1,401)    (1,415)

Partners' deficit at
  December 31, 2003                       44,882       $ (282)    $(5,697)   $(5,979)

                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 2003         2002
Cash flows from operating activities:
  Net loss                                                      $(1,415)     $ (830)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Amortization of loan costs                                      34           36
     Depreciation                                                 1,477        1,456
     Casualty gain                                                  (19)          --
     Change in accounts:
      Receivables and deposits                                       38          355
      Other assets                                                  (54)          --
      Accounts payable                                               46            4
      Tenant security deposit liabilities                            32            9
      Accrued property taxes                                         37           41
      Due to affiliates                                             117           --
      Other liabilities                                             103           11
          Net cash provided by operating activities                 396        1,082

Cash flows from investing activities:
  Property improvements and replacements                           (390)        (335)
  Insurance proceeds received                                        25           24
          Net cash used in investing activities                    (365)        (311)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (405)        (397)
  Advances from affiliate                                           505          294
  Repayment of advances from affiliate                              (92)        (202)
  Distributions to partners                                          --         (443)
          Net cash provided by (used in) financing
              activities                                              8         (748)

Net increase in cash and cash equivalents                            39           23

Cash and cash equivalents at beginning of year                      107           84

Cash and cash equivalents at end of year                         $ 146        $ 107

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,089      $ 1,169
Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
   payable                                                       $ 200        $ --


                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


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

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Accordingly, net loss as shown in the statements of operations and changes in partner's deficit for 2003 and 2002 were allocated 99% to the limited partners and 1% to the general partner. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 44,882 units outstanding.

Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Fair Value of Financial Statements: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate is approximately $16,330,000.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $21,000 at December 31, 2003 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $599,000, less accumulated amortization of approximately $91,000, are included in other assets and are being amortized over the life of the loans. The related amortization expense is included in interest expense and was approximately $34,000 and $36,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $34,000 for 2004, $33,000 for 2005 and 2006 and $32,000 for 2007
and 2008.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concession given at the inception of the lease are amortized over the life of the lease.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $84,000 and $76,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Note B - Mortgage Notes Payable


                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity       Due At
Property                        2003       Interest     Rate      Date        Maturity
                                 (in thousands)                            (in thousands)
Williamsburg on the Lake
  Apartments                   $ 8,558       $ 68      6.63%      01/22         $ --
Huntington Athletic
  Club Apartments                6,778         62      8.15%      06/20            --

          Totals               $15,336      $ 130                               $ --

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 457
                               2005                 492
                               2006                 529
                               2007                 569
                               2008                 612
                            Thereafter           12,677
                                                $15,336

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2003         2002

Net loss as reported                         $(1,415)     $ (830)
Add (deduct):
   Depreciation differences                      160          148
   Miscellaneous                                 (44)          (2)

Federal taxable loss                         $(1,299)     $ (684)

Federal taxable loss per limited
   partnership unit                          $(28.64)     $(15.08)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2003
Net liabilities as reported                        $(5,979)
Land and buildings                                  (1,468)
Accumulated depreciation                               (87)
Syndication and distribution costs                   2,637
Other                                                  284
Net liabilities - Federal tax basis                $(4,613)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $220,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $147,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses. Approximately $98,000 of these expenses were accrued at December 31, 2003 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the year ended December 31, 2003 because there were no distributions from operations during this period. The Managing General Partner received approximately $36,000 for the year ended December 31, 2002, for non-accountable expense reimbursements, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2003 and 2002.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003 the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $505,000. During the year ended December 31, 2002 the Managing General Partner advanced the Partnership approximately $294,000 under the Partnership Revolver. Interest expense during the year ended December 31, 2003 and 2002 was approximately $19,000 and $3,000, respectively. During the years ended December 31, 2003 and 2002, the Partnership made payments on the outstanding loans and accrued interest of approximately $92,000 and $205,000, respectively. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $524,000. Subsequent to December 31, 2003 the Managing General Partner issued the Partnership an additional $280,000 advance for operating expenses and capital improvements at Williamsburg on the Lake Apartments and property taxes at Huntington Athletic Club Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $67,000 and $81,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,737 limited partnership units (the "Units") in the Partnership representing 61.80% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held.

Note E - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances      Land        Property      Acquisition
                            (in thousands)                             (in thousands)
Williamsburg on the Lake
  Apartments                    $ 8,558        $ 590       $14,822         $ 5,218
Huntington Athletic Club
  Apartments                      6,778         1,368        9,233           2,254
Total                           $15,336       $ 1,958      $24,055         $ 7,472


                   Gross Amount At Which
                          Carried
                   At December 31, 2003
                      (in thousands)

                         Buildings
                             And
                          Related
                          Personal           Accumulated     Year of      Date    Depreciable
Description       Land    Property   Total   Depreciation  Construction Acquired  Life-Years
                                            (in thousands)
Williamsburg
  on the Lake
  Apartments     $ 594    $20,036   $20,630    $16,588      1974-1976     03/86    5-30 yrs
Huntington
 Athletic Club
  Apartments      1,376    11,479    12,855      6,616         1986       02/88    5-30 yrs

Total           $ 1,970   $31,515   $33,485    $23,204

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                               Years Ended December 31,
                                                  2003          2002
                                                    (in thousands)
         Investment Properties
         Balance at beginning of year            $32,909       $32,574
             Property improvements                   591           335
             Property dispositions                   (15)           --
         Balance at end of year                  $33,485       $32,909

         Accumulated Depreciation
         Balance at beginning of year            $21,736       $20,280
             Additions charged to expense          1,477         1,456
             Property dispositions                    (9)           --
         Balance at end of year                  $23,204       $21,736

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $32,017,000 and $31,642,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $23,292,000 and $21,975,000, respectively.

Note F - Casualty Gain

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the year ended December 31, 2003 insurance proceeds of approximately $25,000 were received and assets with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the year ended December 31, 2003.

Note G - Fourth Quarter Adjustment

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $367,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $169,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $70,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.     Directors, Officers, Promoters and Control Persons; Compliance  with
            Section 16(a) of the Exchange Act

National Property Investors 8 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner").

The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                       and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                       Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and officers of the Managing General Partner as a group as of December 31, 2003.

                                           Amount and Nature
           Name of Beneficial Owner       of Beneficial Owner    % of Class

           AIMCO IPLP, L.P.                      17,072            38.04%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.                10,665            23.76%
             (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $220,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $147,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses. Approximately $98,000 of these expenses were accrued at December 31, 2003 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the year ended December 31, 2003 because there were no distributions from operations during this period. The Managing General Partner received approximately $36,000 for the year ended December 31, 2002, for non-accountable expense reimbursements, which is included in general and administrative expenses.


For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2003 and 2002.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003 the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $505,000. During the year ended December 31, 2002 the Managing General Partner advanced the Partnership approximately $294,000 under the Partnership Revolver. Interest expense during the year ended December 31, 2003 and 2002 was approximately $19,000 and $3,000, respectively. During the years ended December 31, 2003 and 2002, the Partnership made payments on the outstanding loans and accrued interest of approximately $92,000 and $205,000, respectively. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $524,000. Subsequent to December 31, 2003 the Managing General Partner issued the Partnership an additional $280,000 advance for operating expenses and capital improvements at Williamsburg on the Lake Apartments and property taxes at Huntington Athletic Club Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $67,000 and $81,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,737 limited partnership units (the "Units") in the Partnership representing 61.80% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $36,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $10,000 and $18,000, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 8


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (5) Incorporated by reference to the Statement Furnished in Connection with the Solicitation Of Consents of the Registrant dated August 28, 1992.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of NPI Equity
                                    Investments, Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior  Vice  President  and  Chief
                                    Accounting Officer of NPI Equity
                                    Investments, Inc., equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 8 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.