Form 10QSB
period 2004-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2004-05-14
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004


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


                         PART I - FINANCIAL INFORMATION



ITEM 1.     Financial Statements




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 71
   Receivables and deposits                                                      64
   Restricted escrows                                                            18
   Other assets                                                                 706
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 31,579
                                                              33,549
       Less accumulated depreciation                          (23,584)        9,965
                                                                           $ 10,824
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 118
   Tenant security deposit liabilities                                          107
   Accrued property taxes                                                       504
   Other liabilities                                                            213
   Due to affiliate (Note B)                                                    944
   Mortgage notes payable                                                    15,225

Partners' Deficit
   General partner                                            $ (285)
   Limited partners (44,882 units
      issued and outstanding)                                  (6,002)       (6,287)
                                                                           $ 10,824

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                         Three Months Ended
                                                               March 31,
                                                        2004                2003
Revenues:
   Rental income                                       $ 896               $ 877
   Other income                                            75                  91
     Total revenues                                       971                 968

Expenses:
   Operating                                              426                 482
   General and administrative                              42                  47
   Depreciation                                           380                 367
   Interest                                               298                 298
   Property taxes                                         133                 159
     Total expenses                                     1,279               1,353

Net loss                                               $ (308)            $ (385)

Net loss allocated to general partner (1%)              $ (3)              $ (4)

Net loss allocated to limited partners (99%)             (305)               (381)

                                                       $ (308)            $ (385)

Net loss per limited partnership unit                 $ (6.80)            $ (8.49)


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2003                  44,882      $ (282)     $(5,697)     $(5,979)

Net loss for the three months
   ended March 31, 2004                   --          (3)        (305)        (308)

Partners' deficit at
   March 31, 2004                     44,882      $ (285)     $(6,002)     $(6,287)


                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                     2004        203
Cash flows from operating activities:
  Net loss                                                          $ (308)     $ (385)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                      380         367
     Amortization of loan costs                                          9           9
     Change in accounts:
        Receivables and deposits                                        18          12
        Other assets                                                  (117)          3
        Accounts payable                                                41          90
        Tenant security deposit liabilities                             (5)          1
        Accrued property taxes                                          (5)         29
        Due to affiliate                                                42           2
        Other liabilities                                              (35)         (3)
          Net cash provided by operating activities                     20         125

Cash flows used in investing activities:
  Property improvements and replacements                              (264)        (51)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (111)       (103)
  Advances from affiliate                                              280         130
  Repayment of advances from affiliate                                  --         (92)
          Net cash provided by (used in) financing activities          169         (65)

Net (decrease) increase in cash and cash equivalents                   (75)          9

Cash and cash equivalents at beginning of period                       146         107

Cash and cash equivalents at end of period                           $ 71       $ 116

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 279       $ 289

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 are approximately $200,000 of improvements which were included in accounts payable at December 31, 2003.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $50,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $43,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $6,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. Approximately $131,000 of these expenses were accrued at March 31, 2004 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2004 and 2003 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2004 and 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the partnership approximately $280,000 and $130,000 during the three months ended March 31, 2004 and 2003, respectively. Interest expense during the three months ended March 31, 2004 and 2003 was approximately $9,000 and $2,000, respectively. During the three months ended March 31, 2003, the Partnership made payments on outstanding loans of approximately $92,000. There were no payments made on outstanding loans during the three months ended March 31, 2004. At March 31, 2004, the amount of the outstanding loans and accrued interest was approximately $813,000.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $25,000. The Partnership was charged approximately $67,000 for 2003.

Note C - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Williamsburg on the Lake Apartments           81%        74%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           93%        93%
         Morrisville, North Carolina

The  Managing   General   Partner   attributes  the  increase  in  occupancy  at
Williamsburg on the Lake Apartments to an aggressive marketing campaign.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $308,000 compared to a net loss of approximately $385,000 for the three months ended March 31, 2003. The decrease in net loss for the three months ended March 31, 2004 is a result of a decrease in total expenses and a slight increase in total revenues.

Total expenses decreased for the three months ended March 31, 2004 due to decreases in operating and property tax expenses. Operating expenses decreased primarily due to a decrease in maintenance expenses partially offset by an increase in insurance expense. Maintenance expenses decreased primarily due to a decrease in casualty related expenses and snow removal at Williamsburg on the Lake Apartments. Insurance expense increased due to an increase in the hazard insurance premium at Williamsburg on the Lake Apartments. Property tax expense decreased primarily due to a reassessment of the property's value at Williamsburg on the Lake Apartments as discussed below.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for the three months ended March 31, 2004, 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $190,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

Included in general and administrative expenses at both March 31, 2004 and 2003 are costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased slightly for the three months ended March 31, 2004 due to an increase in rental income largely offset by a decrease in other income. Rental income increased due to an increase in occupancy at Williamsburg on the Lake Apartments partially offset by a decrease in the average rental rate at Williamsburg on the Lake Apartments. Other income decreased primarily due to a decrease in lease cancellation fees and late charges at Williamsburg on the Lake Apartments.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $71,000 compared to approximately $116,000 at March 31, 2003. The decrease of approximately $75,000 in cash and cash equivalents since December 31, 2003 is due to approximately $264,000 of cash used in investing activities partially offset by approximately $169,000 of cash provided by financing activities and approximately $20,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the partnership approximately $280,000 and $130,000 during the three months ended March 31, 2004 and 2003, respectively. Interest expense during the three months ended March 31, 2004 and 2003 was approximately $9,000 and $2,000, respectively. During the three months ended March 31, 2003, the Partnership made payments on outstanding loans of approximately $92,000. There were no payments made on outstanding loans during the three months ended March 31, 2004. At March 31, 2004, the amount of the outstanding loans and accrued interest was approximately $813,000. Other than cash and cash equivalents, the line of credit is the Partnership's only source of liquidity.

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

Williamsburg on the Lake Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $55,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $198,000 in capital improvements during 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $108,000 in capital improvements during 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $15,225,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the three months ended March 31, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,767 limited partnership units (the "Units") in the Partnership representing 61.87% of the outstanding units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.87% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.


On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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

                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.