Form 10QSB
period 2004-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2004-08-13
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004


[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     Financial Statements




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 156
   Receivables and deposits                                                     153
   Restricted escrows                                                            18
   Other assets                                                                 656
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 31,690
                                                               33,660
       Less accumulated depreciation                          (23,969)        9,691
                                                                           $ 10,674
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 159
   Tenant security deposit liabilities                                          115
   Accrued property taxes                                                       396
   Other liabilities                                                            205
   Due to affiliate (Note B)                                                  1,364
   Mortgage notes payable                                                    15,111

Partners' Deficit
   General partner                                            $ (289)
   Limited partners (44,882 units
      issued and outstanding)                                  (6,387)       (6,676)
                                                                           $ 10,674

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        2004         2003          2004        2003
Revenues:
   Rental income                       $ 905         $ 854       $ 1,801      $ 1,731
   Other income                            77            76          152          167
   Casualty gain (Note C)                  --            19           --           19
     Total revenues                       982           949        1,953        1,917

Expenses:
   Operating                              503           492          929          974
   General and administrative              47            46           89           93
   Depreciation                           385           371          765          738
   Interest                               304           297          602          595
   Property taxes                         132           159          265          318
     Total expenses                     1,371         1,365        2,650        2,718

Net loss                               $ (389)      $ (416)       $ (697)     $ (801)

Net loss allocated to general
  partner (1%)                          $ (4)        $ (4)         $ (7)       $ (8)

Net loss allocated to limited
  partners (99%)                         (385)         (412)        (690)        (793)

                                       $ (389)      $ (416)       $ (697)     $ (801)

Net loss per limited partnership
  unit                                $ (8.57)      $ (9.18)     $(15.37)     $(17.67)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)






                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2003                  44,882      $ (282)     $(5,697)     $(5,979)

Net loss for the six months
   ended June 30, 2004                    --          (7)        (690)        (697)

Partners' deficit at
   June 30, 2004                      44,882      $ (289)     $(6,387)     $(6,676)

                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                        2004   2003
Cash flows from operating activities:
  Net loss                                                          $ (697)     $ (801)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                      765         738
     Amortization of loan costs                                         17          17
     Casualty gain                                                      --         (19)
     Change in accounts:
        Receivables and deposits                                       (71)         (5)
        Other assets                                                   (75)        (65)
        Accounts payable                                                36         134
        Tenant security deposit liabilities                              3          25
        Accrued property taxes                                        (113)        188
        Due to affiliate                                                91          29
        Other liabilities                                              (43)         98
          Net cash (used in) provided by operating
               Activities                                              (87)        339

Cash flows from investing activities:
  Property improvements and replacements                              (329)       (178)
  Insurance proceeds received                                           --          25
          Net cash used in investing activities                       (329)       (153)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (225)       (189)
  Advances from affiliate                                              651         360
  Repayment of advances from affiliate                                  --         (92)
          Net cash provided by financing activities                    426          79

Net increase in cash and cash equivalents                               10         265

Cash and cash equivalents at beginning of period                       146         107

Cash and cash equivalents at end of period                          $ 156       $ 372

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 556       $ 525
Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts payable         $ 46        $ 51

Included in property improvements and replacements for the six months ended June
30, 2004 are approximately $200,000 of improvements which were included in accounts payable at December 31, 2003.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $99,000 and $96,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $98,000 and $66,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. Approximately $164,000 of these expenses were accrued at June 30, 2004 and are included in due to affiliate.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the six months ended June 30, 2004 and 2003 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2004 and 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the partnership approximately $651,000 and $360,000 during the six months ended June 30, 2004 and 2003, respectively. Interest expense during the six months ended June 30, 2004 and 2003 was approximately $25,000 and $7,000, respectively. During the six months ended June 30, 2003, the Partnership made payments on outstanding loans of approximately $92,000. There were no payments made on outstanding loans during the six months ended June 30, 2004. At June 30, 2004, the amount of the outstanding loans and accrued interest was approximately $1,200,000 and is included in due to affiliate.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $67,000, respectively for insurance coverage and fees associated with policy claims administration.

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

Note D - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Williamsburg on the Lake Apartments           82%        76%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           93%        93%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $389,000 and $697,000 compared to a net loss of approximately $416,000 and $801,000 for the three and six months ended June 30, 2003. The decrease in net loss for the three months ended June 30, 2004 is a result of an increase in total revenues partially offset by a slight increase in total expenses. The decrease in net loss for the six months ended June 30, 2004 is a result of an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three and six months ended June 30, 2004 due to an increase in rental income partially offset by a decrease in casualty gain as discussed below. The increase in total revenues for the six months ended June 30, 2004 was also partially offset by a decrease in other income. Other income remained fairly constant for the three months ended June 30, 2004. Rental income increased due to an increase in occupancy and a decrease in bad debt expense at Williamsburg on the Lake Apartments. Other income decreased during the six months ended June 30, 2004 primarily due to a decrease in lease cancellation fees and late charges at Williamsburg on the Lake Apartments partially offset by an increase in utility reimbursements at Williamsburg on the Lake Apartments.

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

Total expenses increased for the three months ended June 30, 2004 due to increases in operating and depreciation expenses partially offset by a decrease in property tax expenses. Total expenses decreased for the six months ended June 30, 2004 due to decreases in operating and property tax expenses partially offset by an increase in depreciation expense. Operating expenses increased for the three months ended June 30, 2004 primarily due to an increase in insurance expense partially offset by a decrease in maintenance expense. Operating expenses decreased for the six months ended June 30, 2004 primarily due to a decrease in maintenance and administrative expenses partially offset by an increase in insurance expense. Maintenance expense decreased for the three and six months ended June 30, 2004 primarily due to a decrease in contract services at Huntington Athletic Club Apartments. Administrative expenses decreased for the six months ended June 30, 2004 primarily due to a decrease in temporary agency expenses at Williamsburg on the Lake Apartments. Insurance expense increased during the three and six months ended June 30, 2004 due to an increase in the hazard insurance premium at Williamsburg on the Lake Apartments. Depreciation expense increased during the three and six months ended June 30, 2004 due to property improvements and replacements completed during the past twelve months primarily at Williamsburg on the Lake Apartments. Property tax expense decreased during the three and six months ended June 30, 2004 primarily due to a reassessment of the property value at Williamsburg on the Lake Apartments as discussed below.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for the six months ended June 30, 2004, 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $211,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

Included in general and administrative expenses at both June 30, 2004 and 2003 are costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $156,000 compared to approximately $372,000 at June 30, 2003. The increase of approximately $10,000 in cash and cash equivalents since December 31, 2003 is due to approximately $426,000 of cash provided by financing activities partially offset by approximately $329,000 and $87,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the partnership approximately $651,000 and $360,000 during the six months ended June 30, 2004 and 2003, respectively. Interest expense during the six months ended June 30, 2004 and 2003 was approximately $25,000 and $7,000, respectively. During the six months ended June 30, 2003, the Partnership made payments on outstanding loans of approximately $92,000. There were no payments made on outstanding loans during the six months ended June 30, 2004. At June 30, 2004, the amount of the outstanding loans and accrued interest was approximately $1,200,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Williamsburg on the Lake Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $135,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $118,000 in capital improvements during 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $40,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $77,000 in capital improvements during 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $15,111,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the six months ended June 30, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. Given the balance of outstanding loans to the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,767 limited partnership units (the "Units") in the Partnership representing 61.87% of the outstanding units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.87% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    NATIONAL PROPERTY INVESTORS 8


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 8;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI
                                    Equity Investments, Inc.,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.