Form 10QSB
period 2004-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2004-11-15
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     Financial Statements




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 106
   Receivables and deposits                                                     251
   Restricted escrows                                                            18
   Other assets                                                                 634
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 32,064
                                                               34,034
       Less accumulated depreciation                          (24,349)        9,685
                                                                           $ 10,694
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 164
   Tenant security deposit liabilities                                          108
   Accrued property taxes                                                       389
   Other liabilities                                                            199
   Due to affiliate (Note B)                                                  1,624
   Mortgage notes payable                                                    14,996

Partners' Deficit
   General partner                                            $ (290)
   Limited partners (44,882 units
      issued and outstanding)                                  (6,496)       (6,786)
                                                                           $ 10,694

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                        2004         2003          2004        2003
Revenues:
   Rental income                       $ 966         $ 994       $ 2,767      $ 2,725
   Other income                            85           115          237          282
   Casualty gain (Note C)                  --            --           --           19
     Total revenues                     1,051         1,109        3,004        3,026

Expenses:
   Operating                              530           558        1,459        1,532
   General and administrative              35            41          124          134
   Depreciation                           380           368        1,145        1,106
   Interest                               302           298          904          893
   Property taxes (Note D)                (86)          229          179          547
     Total expenses                     1,161         1,494        3,811        4,212

Net loss                               $ (110)      $ (385)       $ (807)     $(1,186)

Net loss allocated to general
  partner (1%)                          $ (1)        $ (4)         $ (8)       $ (12)

Net loss allocated to limited
  partners (99%)                         (109)         (381)        (799)      (1,174)

                                       $ (110)      $ (385)       $ (807)     $(1,186)

Net loss per limited partnership
  unit                                $ (2.43)      $ (8.49)     $(17.80)     $(26.16)

                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2003                  44,882      $ (282)     $(5,697)     $(5,979)

Net loss for the nine months
   ended September 30, 2004               --          (8)        (799)        (807)

Partners' deficit at
   September 30, 2004                 44,882      $ (290)     $(6,496)     $(6,786)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net loss                                                          $ (807)     $(1,186)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     1,145       1,106
     Amortization of loan costs                                          22          26
     Casualty gain                                                       --         (19)
     Change in accounts:
        Receivables and deposits                                       (169)        (15)
        Other assets                                                    (58)        (93)
        Accounts payable                                                 24         124
        Tenant security deposit liabilities                              (4)         36
        Accrued property taxes                                         (120)        187
        Due to affiliate                                                141          65
        Other liabilities                                               (49)        119
          Net cash provided by operating activities                     125         350

Cash flows from investing activities:
  Property improvements and replacements                               (686)       (291)
  Insurance proceeds received                                            --          25
          Net cash used in investing activities                        (686)       (266)

Cash flows from financing activities:
  Payments on mortgage note payable                                    (340)       (296)
  Advances from affiliate                                               861         360
  Repayment of advances from affiliate                                   --         (92)
          Net cash provided by (used in) financing activities           521         (28)

Net (decrease) increase in cash and cash equivalents                    (40)         56

Cash and cash equivalents at beginning of period                        146         107

Cash and cash equivalents at end of period                           $ 106       $ 163

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 832       $ 808
Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts payable         $ 63         $ 59

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2004 are approximately $200,000 of improvements which were included in accounts payable at December 31, 2003.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $149,000 and $148,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $150,000 and $101,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $50,000 and $4,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. Approximately $193,000 of these expenses were accrued at September 30, 2004 and are included in due to affiliate.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the nine months ended September 30, 2004 and 2003 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2004 and 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (6.75% at September 30, 2004). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $861,000 and $360,000 during the nine months ended September 30, 2004 and 2003, respectively. Interest expense during the nine months ended September 30, 2004 and 2003 was approximately $45,000 and $12,000, respectively. During the nine months ended September 30, 2003, the Partnership made payments on outstanding loans of approximately $92,000. There were no payments made on outstanding loans during the nine months ended September 30, 2004. At September 30, 2004, the amount of the outstanding loans and accrued interest was approximately $1,431,000 and is included in due to affiliate.

The Partnership is currently undergoing a substantial redevelopment project at its Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The balance of the costs associated with the redevelopment will be funded from operations.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $67,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In July 2002 a fire occurred at Williamsburg on the Lake Apartments which caused damage to one unit in the complex. During the nine months ended September 30, 2003 insurance proceeds of approximately $25,000 were received and assets and related accumulated depreciation with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the nine months ended September 30, 2003.

Note D - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the three months ended September 30, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, property tax expense for 2002 and 2003 was reduced by approximately $152,000 and the estimate for property taxes which will be due for 2004 was reduced by approximately $57,000 during the three months ended September 30, 2004 based on this revised property value.

Note E - Subsequent Event

Subsequent to September 30, 2004, the Managing General Partner advanced to the Partnership approximately $185,000 to cover expenses related to operations at Williamsburg on the Lake Apartments. Interest will be charged at prime plus 2% (6.75% at September 30, 2004).

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Williamsburg on the Lake Apartments           85%        81%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           94%        94%
         Morrisville, North Carolina

The  Managing   General   Partner   attributes  the  increase  in  occupancy  at
Williamsburg on the Lake Apartments to an aggressive marketing campaign.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

The Partnership is currently undergoing a substantial redevelopment project at its Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The balance of the costs associated with the redevelopment will be funded from operations.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $110,000 and $807,000 compared to a net loss of approximately $385,000 and $1,186,000 for the three and nine months ended September 30, 2003. The decrease in net loss for the three and nine months ended September 30, 2004 is a result of a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses decreased for the three and nine months ended September 30, 2004 due to decreases in operating and property tax expenses partially offset by an increase in depreciation expense. Operating expenses decreased for the three and nine months ended September 30, 2004 primarily due to a decrease in maintenance expenses partially offset by an increase in insurance expense. Maintenance expense decreased for the three and nine months ended September 30, 2004 primarily due to a decrease in contract services at Williamsburg on the Lake and Huntington Athletic Club Apartments and a decrease in exterior and interior building improvements at Williamsburg on the Lake Apartments. Insurance expense increased during the three and nine months ended September 30, 2004 due to an increase in the hazard insurance premium at Williamsburg on the Lake Apartments. Property tax expense decreased during the three and nine months ended September 30, 2004 primarily due to a reassessment of the property value at Williamsburg on the Lake Apartments as discussed below. Depreciation expense increased during the three and nine months ended September 30, 2004 due to property improvements and replacements completed during the past twelve months primarily at Williamsburg on the Lake Apartments.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the three months ended September 30, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, property tax expense for 2002 and 2003 was reduced by approximately $152,000 and the estimate for property taxes which will be due for 2004 was reduced by approximately $57,000 during the three months ended September 30, 2004 based on this revised property value.

Included in general and administrative expenses at both September 30, 2004 and 2003 are costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues decreased for the three months ended September 30, 2004 due to decreases in rental and other income. Total revenues decreased for the nine months ended September 30, 2004 due to decreases in other income and casualty gain (as discussed below) partially offset by an increase in rental income. Other income decreased during the three and nine months ended September 30, 2004 primarily due to a decrease in lease cancellation fees and late charges at Williamsburg on the Lake Apartments partially offset by an increase in utility reimbursements at Williamsburg on the Lake Apartments. Rental income decreased for the three months ended September 30, 2004 due to a decrease in average rental rates partially offset by a decrease in bad debt expense and an increase in occupancy at Williamsburg on the Lake Apartments. Rental income increased for the nine months ended September 30, 2004 due to an increase in occupancy and a decrease in bad debt expense at Williamsburg on the Lake Apartments partially offset by a decrease in average rental rates at Williamsburg on the Lake and Huntington Athletic Club Apartments.

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the nine months ended September 30, 2003 insurance proceeds of approximately $25,000 were received and assets and related accumulated depreciation with a net book value of approximately
$6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $106,000 compared to approximately $163,000 at September 30, 2003. The decrease of approximately $40,000 in cash and cash equivalents since December 31, 2003 is due to approximately $686,000 of cash used in investing activities partially offset by approximately $521,000 and $125,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (6.75% at September 30, 2004) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $861,000 and $360,000 during the nine months ended September 30, 2004 and 2003, respectively. Interest expense during the nine months ended September 30, 2004 and 2003 was approximately $45,000 and $12,000, respectively. During the nine months ended September 30, 2003, the Partnership made payments on outstanding loans of approximately $92,000. There were no payments made on outstanding loans during the nine months ended September 30, 2004. At September 30, 2004, the amount of the outstanding loans and accrued interest was approximately $1,431,000.

The Partnership is currently undergoing a substantial redevelopment project at its Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The balance of the costs associated with the redevelopment will be funded from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements for each of the Partnership's properties are detailed below.

Williamsburg on the Lake Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $267,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of parking area improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $45,000 in capital improvements during 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $282,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of costs associated with a redevelopment project at the property, floor covering, air conditioning, water heater and appliance replacements and parking lot resurfacing. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $1,012,000 in capital improvements during 2004, of which approximately $947,000 are costs associated with the redevelopment project. The redevelopment project is scheduled to be completed during the third quarter of 2005 and the total budget is estimated to be approximately $3,838,000. The costs of the redevelopment project will be funded from operations and advances from the Managing General Partner.
Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,996,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the nine months ended September 30, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. Given the balance of outstanding loans to the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 7, 2004, the Partnership sought the consent of its limited partners for a loan to the Partnership by AIMCO Properties, LP, an affiliate of the Managing General Partner. The loan of approximately $2.0 million would fund a portion of the estimated $3.8 million redevelopment costs for Huntington Athletic Club Apartments. In addition, the limited partners were asked to consent to the payment of a redevelopment planning fee of $25,000 and redevelopment supervision fees of approximately $152,000 to the Managing General Partner. At the close of business on November 5, 2004, the requisite percentage of limited partners had consented to the loan and fee payments. Approximately 58.15% of the limited partners consented to the loan and fee payments, 12.00% withheld and 29.85% abstained.

ITEM 5.     OTHER INFORMATION

On June 15, 2004, the Partnership signed a contract with Empire Corporation of Tennessee, Inc. ("Empire") for the provision of construction services in an aggregate amount not to exceed $2,807,760 in connection with the rehabilitation project at Huntington Athletic Club. Empire agreed to substantially complete the project within twelve months of receiving notice to proceed. The maximum contract price includes a contractor's fee of 5%, a contingency amount of approximately $304,000, which is to be used for unanticipated costs of work (as long as those costs are not caused by negligence), the general contractor's conditions of approximately $140,000 and the cost of bonds.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI
                                    Equity Investments, Inc.,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.