Form 10KSB
period 2004-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2005-03-18
CIK 763701

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $4,061,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties for the years ended December 31, 2004 and 2003.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                        Carrying     Accumulated   Depreciable             Federal
Property                  Value     Depreciation      Life      Method    Tax Basis
                            (in thousands)                              (in thousands)

Williamsburg on the      $20,980       $17,656      5-30 yrs.     S/L      $ 2,470
  Lake Apartments
Huntington Athletic
  Club Apartments         13,471         7,077      5-30 yrs.     S/L         5,684
                         $34,451       $24,733                             $ 8,154

See "Note A, Organization and Significant Accounting Policies" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                       Principal
                           Balance At      Stated                            Balance
                          December 31,    Interest    Period   Maturity       Due At
Property                      2004          Rate    Amortized    Date      Maturity (1)
                         (in thousands)                                   (in thousands)

Williamsburg on the          $ 8,304       6.63%     20 yrs.     01/22         $ --
  Lake Apartments
Huntington Athletic
  Club Apartments              6,574       8.15%     20 yrs.     06/20            --
                             $14,878                                           $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                     Average Annual              Average Annual
                                      Rental Rates                 Occupancy
                                       (per unit)
 Property                         2004           2003           2004        2003

 Williamsburg on the Lake
   Apartments                    $5,918         $6,639          88%          82%
 Huntington Athletic Club
   Apartments                     7,421          7,607          94%          95%

The  Managing   General   Partner   attributes  the  increase  in  occupancy  at
Williamsburg on the Lake Apartments to an aggressive marketing campaign and reduced rental rates.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                  2004            2004
                                                  Taxes           Rates
                                             (in thousands)

Williamsburg on the Lake Apartments               $306            2.64%
Huntington Athletic Club Apartments                135            1.11%

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, property tax expense for 2002 and 2003 was reduced by approximately $147,000 and the estimate for property taxes which will be due for 2004 was reduced by approximately $70,000 during 2004 based on this revised property value.

Capital Improvements

Williamsburg on the Lake Apartments

During the year ended December 31, 2004, the Partnership completed approximately $350,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of parking area improvements, structural improvements, exterior painting, and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the year ended December 31, 2004, the Partnership completed approximately $616,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of costs associated with a redevelopment project at the property, floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. In addition, the Partnership has committed to a substantial redevelopment project at Huntington Athletic Club Apartments which includes site improvements, exterior building upgrades and interior renovations. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing
General Partner. The consent to the loan was obtained November 5, 2004. The balance of the costs associated with the redevelopment is expected to be funded from operating cash flow. The redevelopment project is scheduled to be completed during the third quarter of 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Security Holder
            Matters

The Partnership sold 44,882 Limited Partnership Units aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 883 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 27,772 units or 61.88% at December 31, 2004. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements and the redevelopment project at Huntington Athletic Club Apartments, to permit any distributions to its partners for the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $1,115,000 compared to a net loss of approximately $1,415,000 for the year ended December 31, 2003. The decrease in net loss for the year ended December 31, 2004 is a result of a decrease in total expenses and, to a lesser extent, an increase in total revenues.

Total expenses decreased for the year ended December 31, 2004 due to decreases in operating, general and administrative and property tax expenses partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to a decrease in maintenance expense partially offset by increases in insurance and administrative expenses. Maintenance expense decreased primarily due to a decrease in contract services at Williamsburg on the Lake and Huntington Athletic Club Apartments and a decrease in exterior and interior building repairs at Williamsburg on the Lake Apartments. Insurance expense increased due to an increase in the hazard insurance premium at Williamsburg on the Lake Apartments. Administrative expense increased primarily due to the cost of appealing the property tax value at Williamsburg on the Lake Apartments. Property tax expense decreased primarily due to a reassessment of the property value at Williamsburg on the Lake Apartments as discussed below. Depreciation expense increased due to fixed asset additions being placed into service during the past year primarily at Williamsburg on the Lake Apartments.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, property tax expense for 2002 and 2003 was reduced by approximately $147,000 and the estimate for property taxes which will be due for 2004 was reduced by approximately $70,000 during 2004 based on this revised property value.

General and administrative expenses decreased primarily due to reduced costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased for the year ended December 31, 2004 due to an increase in rental income partially offset by a decrease in other income and casualty gain (as discussed below). Rental income increased due to an increase in occupancy and a decrease in bad debt expense at Williamsburg on the Lake Apartments partially offset by a decrease in average rental rates at both the Partnership's properties and reduced occupancy at Huntington Athletic Club Apartments. Other income decreased primarily due to a decrease in lease cancellation fees and late charges at Williamsburg on the Lake Apartments partially offset by an increase in utility reimbursements at Williamsburg on the Lake Apartments.

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the year ended December 31, 2003 insurance proceeds of approximately $25,000 were received and assets and related accumulated depreciation with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the year ended December 31, 2003.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $223,000 compared to approximately $146,000 at December 31, 2003. The increase of approximately $77,000 in cash and cash equivalents since December 31, 2003 is due to approximately $355,000 and $607,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $885,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (7.25% at December 31, 2004) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $1,065,000 and $505,000 during the years ended December 31, 2004 and 2003, respectively. Interest expense during the years ended December 31, 2004 and 2003 was approximately $72,000 and $19,000, respectively. During the year ended December 31, 2003, the Partnership made payments on the outstanding loans and accrued interest of approximately $92,000. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $1,661,000. Subsequent to December 31, 2004 the
Managing General Partner issued the Partnership additional advances of approximately $708,000 for costs associated with a redevelopment project and property taxes at Huntington Athletic Club Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of its properties for the upcoming year. Certain routine capital expenditures are anticipated during 2005. In addition, the Partnership has a material commitment to complete a redevelopment project at Huntington Athletic Club Apartments (as discussed below).

The Partnership is currently undergoing a substantial redevelopment project at its Huntington Athletic Club Apartments, which includes site improvements, exterior building upgrades and interior renovations. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing
General Partner. The consent to the loan was obtained on November 5, 2004. The balance of the costs associated with the redevelopment is expected to be funded from operating cash flow.

Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,878,000 is amortized over 20 years and matures on June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

      Report Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

             Report Independent Registered Public Accounting Firm


The Partners
National Property Investors 8


We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 2004, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 223
   Receivables and deposits                                                       244
   Restricted escrows                                                              18
   Other assets                                                                   603
   Investment properties (Notes B and E):
      Land                                                    $ 1,970
      Buildings and related personal property                   32,481
                                                                34,451
      Less accumulated depreciation                            (24,733)         9,718
                                                                             $ 10,806
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 339
      Tenant security deposit liabilities                                         109
      Accrued property taxes                                                      453
      Due to Affiliates (Note D)                                                1,885
      Other liabilities                                                           236
      Mortgage notes payable (Note B)                                          14,878

Partners' Deficit
   General partner                                             $ (293)
   Limited partners (44,882 units issued and
      outstanding)                                              (6,801)        (7,094)
                                                                             $ 10,806

        See Accompanying Notes to Consolidated Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                             2004          2003
Revenues:
  Rental income                                             $ 3,747       $ 3,589
  Other income                                                  314           395
  Casualty gain (Note F)                                         --            19
      Total revenues                                          4,061         4,003

Expenses:
  Operating                                                   1,955         2,021
  General and administrative                                    163           187
  Depreciation                                                1,529         1,477
  Interest                                                    1,211         1,190
  Property taxes                                                318           543
      Total expenses                                          5,176         5,418

Net loss (Note C)                                           $(1,115)      $(1,415)

Net loss allocated to general partner (1%)                   $ (11)        $ (14)
Net loss allocated to limited partners (99%)                 (1,104)       (1,401)

                                                            $(1,115) $(1,415)

Net loss per limited partnership unit                       $(24.60)      $(31.22)

        See Accompanying Notes to Consolidated Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            44,882        $ 1       $22,441    $22,442

Partners' deficit at
  December 31, 2002                       44,882       $ (268)    $(4,296)   $(4,564)

Net loss for the year ended
  December 31, 2003                           --          (14)     (1,401)    (1,415)

Partners' deficit at
  December 31, 2003                       44,882       $ (282)    $(5,697)   $(5,979)

Net loss for the year ended
  December 31, 2004                           --          (11)     (1,104)    (1,115)

Partners' deficit at
  December 31, 2004                       44,882       $ (293)    $(6,801)   $(7,094)

        See Accompanying Notes to Consolidated Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 2004         2003
Cash flows from operating activities:
  Net loss                                                      $(1,115)     $(1,415)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Amortization of loan costs                                      29           34
     Depreciation                                                 1,529        1,477
     Casualty gain                                                   --          (19)
     Change in accounts:
      Receivables and deposits                                     (162)          38
      Other assets                                                  (34)         (54)
      Accounts payable                                              (19)          46
      Tenant security deposit liabilities                            (3)          32
      Accrued property taxes                                        (56)          37
      Due to affiliates                                             198          117
      Other liabilities                                             (12)         103
          Net cash provided by operating activities                 355          396

Cash flows from investing activities:
  Property improvements and replacements                           (885)        (390)
  Insurance proceeds received                                        --           25
          Net cash used in investing activities                    (885)        (365)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (458)        (405)
  Advances from affiliate                                         1,065          505
  Repayment of advances from affiliate                               --          (92)
          Net cash provided by financing activities                 607            8

Net increase in cash and cash equivalents                            77           39

Cash and cash equivalents at beginning of year                      146          107

Cash and cash equivalents at end of year                         $ 223        $ 146

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,105      $ 1,089
Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
   payable                                                       $ 281        $ 200

        See Accompanying Notes to Consolidated Financial Statements



                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Accordingly, net loss as shown in the statements of operations and changes in partner's deficit for 2004 and 2003 were allocated 99% to the limited partners and 1% to the general partner. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 44,882 units outstanding.

Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate is approximately $15,721,000.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $75,000 at December 31, 2004 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $599,000, less accumulated amortization of approximately $120,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. The related amortization expense is included in interest expense and was approximately $29,000 and $34,000 for the years ended December 31, 2004 and 2003, respectively. Amortization expense is expected to be approximately $33,000 for 2005 and 2006, $32,000 for 2007 and 2008, and $31,000 for 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $95,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense as incurred.

Note B - Mortgage Notes Payable

                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity       Due At
Property                        2004       Interest     Rate      Date        Maturity
                                 (in thousands)                            (in thousands)
Williamsburg on the Lake
  Apartments                   $ 8,304       $ 68      6.63%      01/22         $ --
Huntington Athletic
  Club Apartments                6,574         62      8.15%      06/20            --

          Totals               $14,878      $ 130                               $ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 492
                               2006                 529
                               2007                 569
                               2008                 612
                               2009                 658
                            Thereafter           12,018
                                                $14,878

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2004         2003

Net loss as reported                         $(1,115)     $(1,415)
Add (deduct):
   Depreciation differences                       81          160
   Miscellaneous                                  39          (44)

Federal taxable loss                         $ (995)      $(1,299)

Federal taxable loss per limited
   partnership unit                          $ (4.40)     $(28.64)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2004
Net liabilities as reported                        $(7,094)
Land and buildings                                  (1,544)
Accumulated depreciation                                (7)
Syndication and distribution costs                   2,637
Other                                                  400
Net liabilities - Federal tax basis                $(5,608)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $201,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $218,000 and $147,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $83,000 and $5,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. Approximately $224,000 of the accountable administrative expenses were accrued at December 31, 2004 and are included in due to affiliate.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the years ended December 31, 2004 and 2003 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2004 and 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (7.25% at December 31, 2004) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $1,065,000 and $505,000 during the years ended December 31, 2004 and 2003, respectively. Interest expense during the years ended December 31, 2004 and 2003 was approximately $72,000 and $19,000, respectively. During the year ended December 31, 2003, the Partnership made payments on the outstanding loans and accrued interest of approximately $92,000. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $1,661,000. Subsequent to December 31, 2004 the
Managing General Partner issued the Partnership additional advances of approximately $708,000 for costs associated with the redevelopment project and property taxes at Huntington Athletic Club Apartments.

The Partnership is currently undergoing a substantial redevelopment project at Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The balance of the costs associated with the redevelopment is expected to be funded from operations.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $67,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances      Land        Property      Acquisition
                            (in thousands)                             (in thousands)
Williamsburg on the Lake
  Apartments                    $ 8,304        $ 590       $14,822         $ 5,568
Huntington Athletic Club
  Apartments                      6,574         1,368        9,233           2,870
Total                           $14,878       $ 1,958      $24,055         $ 8,438

                Gross Amount At Which Carried
                    At December 31, 2004
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Year of      Date   Depreciable
Description       Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Williamsburg
  on the Lake
  Apartments     $ 594     $20,386   $20,980    $17,656      1974-1976    03/86    5-30 yrs
Huntington
 Athletic Club
  Apartments      1,376     12,095    13,471      7,077         1986      02/88    5-30 yrs

Total           $ 1,970    $32,481   $34,451    $24,733

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                               Years Ended December 31,
                                                  2004          2003
                                                    (in thousands)
         Investment Properties
         Balance at beginning of year            $33,485       $32,909
             Property improvements                   966           591
             Property dispositions                    --           (15)
         Balance at end of year                  $34,451       $33,485

         Accumulated Depreciation
         Balance at beginning of year            $23,204       $21,736
             Additions charged to expense          1,529         1,477
             Property dispositions                    --            (9)
         Balance at end of year                  $24,733       $23,204

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $32,895,000 and $32,017,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $24,741,000 and $23,292,000, respectively.

Note F - Casualty Gain

In July 2002 a fire occurred at Williamsburg on the Lake Apartments, which caused damage to one unit in the complex. During the year ended December 31, 2003 insurance proceeds of approximately $25,000 were received and assets and related accumulated depreciation with a net book value of approximately $6,000 were written-off. This resulted in a casualty gain of approximately $19,000 being recognized during the year ended December 31, 2003.

Note G - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, property tax expense for 2002 and 2003 was reduced by approximately $147,000 and the estimate for property taxes which will be due for 2004 was reduced by approximately $70,000 during 2004 based on this revised property value.

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

Item 8b.    Other Information

            None.
                                    PART III

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and officers of the Managing General Partner as a group as of December 31, 2004.

                                           Amount and Nature
           Name of Beneficial Owner       of Beneficial Owner    % of Class

           AIMCO IPLP, L.P.                      17,072            38.04%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.                10,700            23.84%
             (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $201,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $218,000 and $147,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $83,000 and $5,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. Approximately $224,000 of the accountable administrative expenses were accrued at December 31, 2004 and are included in due to affiliate.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the years ended December 31, 2004 and 2003 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2004 and 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (7.25% at December 31, 2004) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $1,065,000 and $505,000 during the years ended December 31, 2004 and 2003, respectively. Interest expense during the years ended December 31, 2004 and 2003 was approximately $72,000 and $19,000, respectively. During the year ended December 31, 2003, the Partnership made payments on the outstanding loans and accrued interest of approximately $92,000. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $1,661,000. Subsequent to December 31, 2004 the
Managing General Partner issued the Partnership additional advances of approximately $708,000 for costs associated with the redevelopment project and property taxes at Huntington Athletic Club Apartments.

The Partnership is currently undergoing a substantial redevelopment project at its Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The balance of the costs associated with the redevelopment is expected to be funded from operations.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $67,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $32,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 and $10,000 for 2004 and 2003, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 8


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 18, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of NPI Equity
                                    Investments, Inc., equivalent of the
                                    chief executive officer of the Partnership

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

Date:  March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity
                                    Investments, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 8 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.