Form 10QSB
period 2005-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2005-05-12
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     Financial Statements




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 252
   Receivables and deposits                                                     246
   Restricted escrows                                                            18
   Other assets                                                                 666
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                 33,054
                                                               35,024
       Less accumulated depreciation                          (25,117)        9,907
                                                                           $ 11,089
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 203
   Tenant security deposit liabilities                                          107
   Accrued property taxes                                                       431
   Other liabilities                                                            206
   Due to affiliates (Note B)                                                 2,721
   Mortgage notes payable                                                    14,759

Partners' Deficit
   General partner                                            $ (295)
   Limited partners (44,882 units
      issued and outstanding)                                  (7,043)       (7,338)
                                                                           $ 11,089


                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                           Three Months Ended
                                                                March 31,
                                                        2005                2004
Revenues:
   Rental income                                       $ 986               $ 896
   Other income                                            80                  75
     Total revenues                                     1,066                 971

Expenses:
   Operating                                              442                 426
   General and administrative                              46                  42
   Depreciation                                           384                 380
   Interest                                               325                 298
   Property taxes                                         113                 133
     Total expenses                                     1,310               1,279

Net loss                                               $ (244)            $ (308)

Net loss allocated to general partner (1%)              $ (2)              $ (3)

Net loss allocated to limited partners (99%)             (242)               (305)

                                                       $ (244)            $ (308)

Net loss per limited partnership unit                 $ (5.39)            $ (6.80)

                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2004                  44,882      $ (293)     $(6,801)     $(7,094)

Net loss for the three months
   ended March 31, 2005                   --          (2)        (242)        (244)

Partners' deficit at
   March 31, 2005                     44,882      $ (295)     $(7,043)     $(7,338)


                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                       2005     2004
Cash flows from operating activities:
  Net loss                                                          $ (244)     $ (308)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                      384         380
     Amortization of loan costs                                          9           9
     Change in accounts:
        Receivables and deposits                                        (2)         18
        Other assets                                                   (72)       (117)
        Accounts payable                                                76          41
        Tenant security deposit liabilities                             (2)         (5)
        Accrued property taxes                                         (22)         (5)
        Due to affiliate                                                66          42
        Other liabilities                                              (30)        (35)
          Net cash provided by operating activities                    163          20

Cash flows used in investing activities:
  Property improvements and replacements                              (785)       (264)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (119)       (111)
  Advances from affiliate                                              782         280
  Repayment of advances from affiliate                                 (12)         --
          Net cash provided by financing activities                    651         169

Net increase (decrease) in cash and cash equivalents                    29         (75)

Cash and cash equivalents at beginning of period                       223         146

Cash and cash equivalents at end of period                          $ 252        $ 71

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 289       $ 279
Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
    Payable                                                          $ 69        $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 are approximately $281,000 of improvements which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $49,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $103,000 and $63,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $61,000 and $29,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties. Approximately $267,000 of the accountable administrative expenses were accrued at March 31, 2005 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2005 and 2004 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2005 and 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (7.75% at March 31, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $782,000 during the three months ended March 31, 2005, of which approximately $647,000 are for costs associated with the redevelopment project, as discussed below. It advanced the Partnership approximately $280,000 during the three months ended March 31, 2004. Interest expense during the three months ended March 31, 2005 and 2004 was approximately $41,000 and $9,000, respectively. During the three months ended March 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of $30,000. There were no payments made on outstanding loans during the three months ended March 31, 2004. At March 31, 2005, the amount of the outstanding loans and accrued interest was approximately $2,454,000 and is included in due to affiliates. Subsequent to March 31, 2005 the Managing General Partner issued the Partnership an additional advance of approximately $52,000 for operating expenses at Huntington Athletic Club Apartments.

The Partnership is currently undergoing a substantial redevelopment project at Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The funds advanced per this consent bear interest at 10% per annum. The balance of the costs associated with the redevelopment is expected to be funded from operations. As of March 31, 2005 the Managing General Partner had advanced a total of approximately $666,000 per this consent.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $35,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $73,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Williamsburg on the Lake Apartments           97%        81%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           96%        93%
         Morrisville, North Carolina

The  Managing   General   Partner   attributes  the  increase  in  occupancy  at
Williamsburg on the Lake Apartments to an aggressive marketing campaign and reduced rental rates.

The Managing General Partner attributes the increase in occupancy at Huntington Athletic Club Apartments to a stronger economy in the local area and property improvements which enhanced the market appeal.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $244,000 compared to net loss of approximately $308,000 for the three months ended March 31, 2004. The decrease in net loss for the three months ended March 31, 2005 is a result of an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2005 due primarily to an increase in rental income. Rental income increased due to an increase in occupancy at Williamsburg on the Lake Apartments and, to a lesser extent, at Huntington Athletic Club Apartments. The increase in rental income is also due to an increase in average rental rates at Huntington Athletic Club Apartments partially offset by a decrease in average rental rates and an increase in bad debt expense at Williamsburg on the Lake Apartments.

Total expenses increased for the three months ended March 31, 2005 due to increases in operating and interest expenses partially offset by a decrease in property tax expense. Operating expenses increased primarily due to an increase in property and administrative expenses partially offset by reduced insurance and maintenance expenses. Property expenses increased primarily due to an increase in salaries and other related benefits at Huntington Athletic Club Apartments. Administrative expenses increased primarily due to resident eviction costs at Williamsburg on the Lake Apartments. Insurance expense decreased due to a decrease in the cost of general liability insurance at Williamsburg on the Lake Apartments. Maintenance expense decreased due to a decrease in building repairs and equipment maintenance at Williamsburg on the Lake Apartments. Interest expense increased primarily due to an increase in interest on advances from the Managing General Partner due to the interest being calculated on a substantially higher balance. Property tax expense decreased primarily due to a reassessment of the property value at Williamsburg on the Lake Apartments as discussed below.

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

Included in general and administrative expenses at both March 31, 2005 and 2004 are costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $252,000 compared to approximately $71,000 at March 31, 2004. The increase of approximately $29,000 in cash and cash equivalents since December 31, 2004 is due to approximately $651,000 and $163,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $785,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties and repayments of advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (7.75% at March 31, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $782,000 during the three months ended March 31, 2005, of which approximately $647,000 are for costs associated with the redevelopment project, as discussed below. It advanced the Partnership approximately $280,000 during the three months ended March 31, 2004. Interest expense during the three months ended March 31, 2005 and 2004 was approximately $41,000 and $9,000, respectively. During the three months ended March 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of $30,000. There were no payments made on outstanding loans during the three months ended March 31, 2004. At March 31, 2005, the amount of the outstanding loans and accrued interest was approximately $2,454,000. Subsequent to March 31, 2005 the Managing General Partner issued the Partnership an additional advance of approximately $52,000 for operating expenses at Huntington Athletic Club Apartments.

The Partnership is currently undergoing a substantial redevelopment project at Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The funds advanced per this consent bear interest at 10% per annum. The balance of the costs associated with the redevelopment is expected to be funded from operations. As of March 31, 2005 approximately $666,000 had been advanced by the Managing General Partner per this consent.

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

Williamsburg on the Lake Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $45,000 of capital expenditures at Williamsburg on the Lake Apartments consisting primarily of floor covering replacements and electrical upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $528,000 of capital expenditures at Huntington Athletic Club Apartments consisting primarily of costs associated with a redevelopment project at the property, as well as floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. In addition, the Partnership has committed to a substantial redevelopment project at Huntington Athletic Club Apartments which includes site improvements, exterior building upgrades and interior renovations. It is estimated that the costs associated with this renovation will be approximately $3.8 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained November 5, 2004. The balance of the costs associated with the redevelopment is expected to be funded from operating cash flow. The redevelopment project is scheduled to be completed during the third quarter of 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and advances from the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,759,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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


                                    Date: May 12, 2005


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

Date:  May 12, 2005

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

Date:  May 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.