Form 10QSB
period 2005-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2005-08-15
CIK 763701

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2005


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



ITEM 1.     Financial Statements




                          NATIONAL PROPERTY INVESTORS 8

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 174
   Receivables and deposits                                                     250
   Restricted escrows                                                            18
   Other assets                                                                 648
   Investment properties:
       Land                                                  $ 1,970
       Buildings and related personal property                33,193
                                                              35,163
       Less accumulated depreciation                          (25,496)        9,667
                                                                           $ 10,757
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 200
   Tenant security deposit liabilities                                          103
   Accrued property taxes                                                       375
   Other liabilities                                                            221
   Due to affiliates (Note B)                                                 2,857
   Mortgage notes payable                                                    14,637

Partners' Deficit
   General partner                                            $ (298)
   Limited partners (44,882 units
      issued and outstanding)                                  (7,338)       (7,636)
                                                                           $ 10,757

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        2005         2004          2005        2004
Revenues:
   Rental income                       $ 989         $ 921       $ 1,975      $ 1,817
   Other income                            95            77          175          152
     Total revenues                     1,084           998        2,150        1,969

Expenses:
   Operating                              521           519          963          945
   General and administrative              49            47           95           89
   Depreciation                           379           385          763          765
   Interest                               335           304          660          602
   Property taxes                          98           132          211          265
     Total expenses                     1,382         1,387        2,692        2,666

Net loss                               $ (298)      $ (389)       $ (542)     $ (697)

Net loss allocated to general
  partner (1%)                          $ (3)        $ (4)         $ (5)       $ (7)

Net loss allocated to limited
  partners (99%)                         (295)         (385)        (537)        (690)

                                       $ (298)      $ (389)       $ (542)     $ (697)

Net loss per limited partnership
  unit                                $ (6.57)      $ (8.57)     $(11.96)     $(15.37)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        44,882       $ 1        $22,441      $22,442

Partners' deficit at
   December 31, 2004                  44,882      $ (293)     $(6,801)     $(7,094)

Net loss for the six months
   ended June 30, 2005                    --          (5)        (537)        (542)

Partners' deficit at
   June 30, 2005                      44,882      $ (298)     $(7,338)     $(7,636)

                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 8

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                        2005    2004
Cash flows from operating activities:
  Net loss                                                          $ (542)     $ (697)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                      763         765
     Amortization of loan costs                                         18          17
     Change in accounts:
        Receivables and deposits                                        (6)        (71)
        Other assets                                                   (63)        (75)
        Accounts payable                                                43          36
        Tenant security deposit liabilities                             (6)          3
        Accrued property taxes                                         (78)       (113)
        Due to affiliate                                               150          91
        Other liabilities                                              (15)        (43)
          Net cash provided by (used in) operating
               Activities                                              264         (87)

Cash flows used in investing activities:
  Property improvements and replacements                              (894)       (329)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (241)       (225)
  Advances from affiliate                                              834         651
  Repayment of advances from affiliate                                 (12)         --
          Net cash provided by financing activities                    581         426

Net (decrease) increase in cash and cash equivalents                   (49)         10

Cash and cash equivalents at beginning of period                       223         146

Cash and cash equivalents at end of period                          $ 174       $ 156

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 557       $ 556
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable         $ 99        $ 46

Included in property improvements and replacements for the six months ended June
30, 2005 are approximately $281,000 of improvements which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $99,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $154,000 and $98,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $74,000 and $29,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. Approximately $297,000 of the accountable administrative expenses were accrued at June 30, 2005 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the six months ended June 30, 2005 and 2004 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2005 and 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (8.25% at June 30, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $187,000 under the Partnership Revolver during the six months ended June 30, 2005. In addition, the Managing General Partner advanced approximately $647,000 for costs associated with the redevelopment project at Huntington Athletic Club, as discussed below. It advanced the Partnership approximately $651,000 during the six months ended June 30, 2004. Interest expense during the six months ended June 30, 2005 and 2004 was approximately $95,000 and $25,000, respectively. During the six months ended June 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of $30,000. There were no payments made on outstanding loans during the six months ended June 30, 2004. At June 30, 2005, the amount of the outstanding loans and accrued interest was approximately $2,560,000 and is included in due to affiliates.

The Partnership is currently undergoing a substantial redevelopment project at Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $2.6 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The funds advanced per this consent bear interest at 10% per annum. The balance of the costs associated with the redevelopment is expected to be funded from operations. As of June 30, 2005 the Managing General Partner had advanced a total of approximately $666,000 per this consent.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $83,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Williamsburg on the Lake Apartments           95%        82%
         Indianapolis, Indiana
      Huntington Athletic Club Apartments           94%        93%
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

The Partnership is currently undergoing a substantial redevelopment project at Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $2.6 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The funds advanced per this consent bear interest at 10% per annum. The balance of the costs associated with the redevelopment is expected to be funded from operations. As of June 30, 2005 the Managing General Partner had advanced a total of approximately $666,000 per this consent.

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $298,000 and $542,000 compared to a net loss of approximately $389,000 and $697,000 for the three and six months ended June 30, 2004. The decrease in net loss for the six months ended June 30, 2005 is a result of an increase in total revenues partially offset by an increase in total expenses. The decrease in net loss for the three months ended June 30, 2005 is due to an increase in total revenues and a slight decrease in total expenses.

Total revenues increased for the three and six months ended June 30, 2005 due to an increase in rental income and, to a lesser extent, other income. The increase in rental income for the six months ended June 30, 2005 was due to an increase in occupancy at both of the Partnership's properties and an increase in average rental rates at Huntington Athletic Club Apartments, partially offset by a decrease in average rental rates and an increase in bad debt expense at Williamsburg on the Lake Apartments. The increase in rental income for the three months ended June 30, 2005 was due to an increase in average rental rates at Huntington Athletic Club Apartments, partially offset by a decrease in average rental rates at Williamsburg on the Lake Apartments. The increase in other income for the three and six months ended June 30, 2005 was primarily due to a refund of deposits on account with the town of Morrisville received by Huntington Athletic Club Apartments and an increase in resident utility payments and legal fees at Williamsburg on the Lake Apartments partially offset by a decrease in lease cancellation fees at both of the Partnership's investment properties.

Total expenses increased for the six months ended June 30, 2005 due to increases in operating and interest expenses partially offset by a decrease in property tax expense. Total expenses decreased slightly for the three months ended June 30, 2005 due to a decrease in property tax expense that was slightly offset by an increase in interest expense. Operating expenses increased for the six months ended June 30, 2005 primarily due to increases in property and administrative expenses partially offset by reduced insurance and maintenance expenses. Property expense increased primarily due to increases in referral fees at both of the Partnership's investment properties and increased salaries and related benefits at Huntington Athletic Club Apartments, partially offset by a decrease in utility expense and salaries and related benefits at Williamsburg on the Lake Apartments. Administrative expense increased primarily due to resident eviction costs at Williamsburg on the Lake Apartments partially offset by a decrease in applicant screening costs at Williamsburg on the Lake Apartments. Insurance expense decreased due to a decrease in the cost of general liability insurance at Williamsburg on the Lake Apartments. Maintenance expense decreased due to decreases in contract services, building repairs and equipment maintenance at Williamsburg on the Lake Apartments. Interest expense increased for the three and six months ended June 30, 2005 primarily due to an increase in interest on advances from the Managing General Partner due to the interest being calculated on a substantially higher balance. Property tax expense decreased for the three and six months ended June 30, 2005 primarily due to a reassessment of the property value at Williamsburg on the Lake Apartments as discussed below.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Williamsburg on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, property tax expense for 2002 and 2003 was reduced by approximately $147,000 and the estimate for property taxes which will be due for 2004 was reduced by approximately $70,000 during the fourth quarter of 2004 based on this revised property value.

Included in general and administrative expenses at both June 30, 2005 and 2004 are costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $174,000 compared to approximately $156,000 at June 30, 2004. The decrease of approximately $49,000 in cash and cash equivalents since December 31, 2004 is due to approximately $894,000 of cash used in investing activities partially offset by approximately $581,000 and $264,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties and repayments of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (8.25% at June 30, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. It advanced the Partnership approximately $834,000 during the six months ended June 30, 2005, of which approximately $647,000 are for costs associated with the redevelopment project at Huntington Athletic Club Apartments, as discussed below. It advanced the Partnership approximately $651,000 during the six months ended June 30, 2004. Interest expense during the six months ended June 30, 2005 and 2004 was approximately $95,000 and $25,000, respectively. During the six months ended June 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of $30,000. There were no payments made on outstanding loans during the six months ended June 30, 2004. At June 30, 2005, the amount of the outstanding loans and accrued interest was approximately $2,560,000.

The Partnership is currently undergoing a substantial redevelopment project at Huntington Athletic Club Apartments. It is estimated that the costs associated with this renovation will be approximately $2.6 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained on November 5, 2004. The funds advanced per this consent bear interest at 10% per annum. The balance of the costs associated with the redevelopment is expected to be funded from operations. As of June 30, 2005 the Managing General Partner had advanced a total of approximately $666,000 per this consent.

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

Williamsburg on the Lake Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $148,000 of capital improvements, at Williamsburg on the Lake Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades and other building improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Huntington Athletic Club Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $529,000 of capital improvements arising from the redevelopment of the property. Additional capital improvements of approximately $35,000 during the six months ended June 30, 2005 consisted of floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has committed to a substantial redevelopment project at Huntington Athletic Club Apartments which includes site improvements and exterior building upgrades. It is estimated that the costs associated with this renovation will be approximately $2.6 million. In order to fund these renovations, the Partnership sought the consent of its limited partners to a $2.0 million loan from an affiliate of the Managing
General Partner. The consent to the loan was obtained November 5, 2004. The balance of the costs associated with the redevelopment is expected to be funded from operating cash flow. The redevelopment project is scheduled to be completed during the first quarter of 2006. Certain other routine capital expenditures are anticipated during 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and advances from the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,637,000 is amortized over 20 years and matures June 1, 2020 and January 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                    Date: August 12, 2005

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

     32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.