Form 10KSB
period 2005-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2006-03-28
CIK 763701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-14554

NATIONAL PROPERTY INVESTORS 8

(Name of small business issuer in its charter)

California	13-3254885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,083,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing May 13, 1985, the Partnership offered up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. Upon termination of the offering, the Partnership had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. All of the net proceeds of the offering were invested in three properties, one of which continues to be held by the Partnership. The Partnership sold Williamsburg on the Lake Apartments to a third party during the year ended December 31, 2005. See "Item 2. Description of Property" below for a description of the Partnership's remaining property.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services for the Partnership's investment property.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Huntington Athletic Club
Apartments	02/11/88	Fee ownership subject to	Apartment
Morrisville, North Carolina		first mortgage	212 units

On December 1, 2005, the Partnership sold Williamsburg on the Lake Apartments (“Williamsburg”) to a third party. In addition to Williamsburg, the Purchaser purchased four other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the Partnership’s Managing General Partner.  The total sales price for Williamsburg and the four other properties was approximately $38,501,000 of which approximately $11,760,000 was allocated to Williamsburg. The Purchaser also purchased two additional apartment complexes from affiliates of the Managing General Partner pursuant to two separate purchase and sale agreements. After payment and accrual of closing costs and assumption by the purchaser of the mortgage encumbering the property of approximately $8,057,000, the net sales proceeds received by the Partnership were approximately $3,595,000. The sale resulted in a gain of approximately $8,661,000 during the year ended December 31, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $344,000 as a result of the write off of unamortized loan costs, which is included in loss from discontinued operations.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Huntington Athletic
Club Apartments	$14,288	$ 7,543	5-30 yrs.	S/L	$ 6,227

See "Note A, Organization and Significant Accounting Policies" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Huntington Athletic
Club Apartments	$ 6,353	8.15%	20 yrs.	06/2020	$ --

(1)

See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Huntington Athletic Club
Apartments	7,729	7,421	93%	94%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for one year or less. No tenant leases 10% or more of the available rental space. The property has completed a redevelopment as discussed below and is subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2005 for the property were:

	2005	2005
	Taxes	Rate
	(in thousands)

Huntington Athletic Club Apartments	$135	1.11%

Capital Improvements

Williamsburg on the Lake Apartments

During the year ended December 31, 2005, the Partnership completed approximately $353,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, electrical upgrades, air conditioning unit replacements, plumbing improvements and other building improvements. These improvements were funded from operating cash flow. The property was sold to a third party on December 1, 2005.

Huntington Athletic Club Apartments

During the year ended December 31, 2005, the Partnership completed approximately $716,000 of capital improvements arising from the redevelopment of the property. Additional capital improvements of approximately $101,000 consisted primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The total cost of the redevelopment was approximately $1,267,000, of which approximately $551,000 was completed during 2004. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained in November 2004. As of December 31, 2005, the redevelopment project was placed on hold and is currently not expected to be reactivated. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain other routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to the vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Security Holder Matters

The Partnership sold 44,882 Limited Partnership Units (the “Units”) aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 882 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 27,772 Units or 61.88% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, sale and/or refinancing of the property. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 Units in the Partnership representing 61.88% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $7,272,000 compared to net loss of approximately $1,115,000 for the year ended December 31, 2004. The increase in net income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is largely due to a gain on sale of Williamsburg on the Lake Apartments (“Williamsburg”) during the year ended December 31, 2005 (as discussed below) partially offset by an increase in loss from continuing operations and an increase in loss from discontinued operations.

On December 1, 2005, the Partnership sold Williamsburg to a third party. In addition to Williamsburg, the Purchaser purchased four other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the Partnership’s Managing General Partner.  The total sales price for Williamsburg and the four other properties was approximately $38,501,000 of which approximately $11,760,000 was allocated to Williamsburg. The Purchaser also purchased two additional apartment complexes from affiliates of the Managing General Partner pursuant to two separate purchase and sale agreements. After payment and accrual of closing costs and assumption by the purchaser of the mortgage encumbering the property of approximately $8,057,000, the net sales proceeds received by the Partnership were approximately $3,595,000. The sale resulted in a gain of approximately $8,661,000 during the year ended December 31, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $344,000 as a result the write off of unamortized loan costs, which is included in loss from discontinued operations.

As a result of the sale of Williamsburg to a third party during the year ended December 31, 2005 and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations, at “Item 7. Financial Statements”, for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Williamsburg as loss from discontinued operations of approximately $762,000, which includes a $344,000 loss on extinguishment of debt, and $654,000 for the years ended December 31, 2005 and 2004, respectively, including revenues of approximately $2,481,000 and $2,501,000, respectively.

The Partnership recognized a loss from continuing operations for the year ended December 31, 2005 of approximately $627,000 compared to a loss from continuing operations of approximately $461,000 for the corresponding period in 2004. The increase in loss from continuing operations for the year ended December 31, 2005 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2005 due to increases in operating, general and administrative and interest expenses. Operating expenses increased primarily due to increases in property expenses. Property expense increased primarily due to increases in referral fees, salaries and other related benefits and utility expense at the Partnership’s remaining property, Huntington Athletic Club. Interest expense increased primarily due to an increase in interest on advances from the Managing General Partner due to the interest being calculated on a substantially higher average balance.

General and administrative expenses increased for the year ended December 31, 2005 primarily due to an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased for the year ended December 31, 2005 primarily due to an increase in rental income as other income remained comparable. The increase in rental income was due to an increase in the average rental rate at the Partnership’s remaining property, Huntington Athletic Club Apartments.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $390,000 compared to approximately $223,000 at December 31, 2004.  Cash and cash equivalents increased approximately $167,000 since December 31, 2004 due to approximately $2,155,000 of cash provided by investing activities, partially offset by approximately $129,000 and $1,859,000 of cash used in operating and financing activities, respectively.  Cash provided by investing activities consisted of proceeds from the sale of Williamsburg on the Lake Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and repayments of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.25% at December 31, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. The Managing General Partner advanced the Partnership approximately $407,000 under the Partnership Revolver during the year ended December 31, 2005. In addition, the Managing General Partner advanced approximately $903,000 for costs associated with the redevelopment project at Huntington Athletic Club, as discussed below. The Managing General Partner advanced the Partnership approximately $1,065,000 during the year ended December 31, 2004. Interest expense during the years ended December 31, 2005 and 2004 was approximately $204,000 and $72,000, respectively. During the year ended December 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,995,000. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $181,000 and is included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of its property for the upcoming year. Certain routine capital expenditures are anticipated during 2006.

The Partnership underwent a substantial redevelopment project at Huntington Athletic Club Apartments. The total cost of the redevelopment was approximately $1,267,000, of which approximately $551,000 was completed in 2004. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained in November 2004. The funds advanced per this consent bore interest at 10% per annum. As of December 31, 2005 the Managing General Partner had advanced a total of approximately $922,000 per this consent. The advance and accrued interest was repaid during the year ended December 31, 2005.

Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $6,353,000 is amortized over 20 years and matures on June 1, 2020 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, sale and/or refinancing of the property. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

Report Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report Independent Registered Public Accounting Firm

The Partners

National Property Investors 8

We have audited the accompanying balance sheet of National Property Investors 8 as of December 31, 2005, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 8 at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 390
Receivables and deposits		212
Restricted escrows		18
Other assets		134
Investment property (Notes B, E, and F):
Land	$ 1,376
Buildings and related personal property	12,912
	14,288
Less accumulated depreciation	(7,543)	6,745
		$ 7,499
Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 111
Tenant security deposit liabilities		35
Accrued property taxes		135
Due to affiliates (Note D)		573
Other liabilities		114
Mortgage note payable (Notes B and E)		6,353

Partners' Capital
General partner	$ 2
Limited partners (44,882 units issued and
outstanding)	176	178
		$ 7,499

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$ 1,529	$ 1,482
Other income	73	78
Total revenues	1,602	1,560

Expenses:
Operating	682	636
General and administrative	203	163
Depreciation	466	461
Interest	746	619
Property taxes	132	142
Total expenses	2,229	2,021

Loss from continuing operations	(627)	(461)
Loss from discontinued operations
(Notes A & F)	(762)	(654)
Gain on sale of discontinued operations (Note F)	8,661	--

Net income (loss) (Note C)	$ 7,272	$ (1,115)

Net income (loss) allocated to general partner	$ 295	$ (11)

Net income (loss) allocated to limited
partners	6,977	(1,104)

	$ 7,272	$ (1,115)

Per limited partnership unit:
Loss from continuing operations	$ (13.84)	$ (10.16)
Loss from discontinued operations	(16.80)	(14.44)
Gain on sale of discontinued operations	186.09	--

Net income (loss) per limited partnership unit	$ 155.45	$ (24.60)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners’ deficit at
December 31, 2003	44,882	$ (282)	$(5,697)	$(5,979)

Net loss for the year ended
December 31, 2004	--	(11)	(1,104)	(1,115)

Partners’ deficit at
December 31, 2004	44,882	$ (293)	$(6,801)	$(7,094)

Net income for the year ended
December 31, 2005	--	295	6,977	7,272

Partners’ capital at
December 31, 2005	44,882	$ 2	$ 176	$ 178

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 7,272	$(1,115)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Amortization of loan costs	33	29
Bad debt	79	104
Depreciation	1,271	1,529
Gain on sale of discontinued operations	(8,661)	--
Loss on early extinguishment of debt	344	--
Change in accounts:
Receivables and deposits	(47)	(266)
Other assets	91	(34)
Accounts payable	(76)	(19)
Tenant security deposit liabilities	(74)	(3)
Accrued property taxes	(318)	(56)
Due to affiliates	79	198
Other liabilities	(122)	(12)
Net cash (used in) provided by operating
activities	(129)	355

Cash flows from investing activities:
Property improvements and replacements	(1,440)	(885)
Proceeds from sale of discontinued operations	3,595	--
Net cash provided by (used in) investing
activities	2,155	(885)

Cash flows from financing activities:
Payments on mortgage notes payable	(468)	(458)
Advances from affiliate	1,310	1,065
Repayment of advances from affiliate	(2,701)	--
Net cash (used in) provided by financing activities	(1,859)	607

Net increase in cash and cash equivalents	167	77

Cash and cash equivalents at beginning of year	223	146

Cash and cash equivalents at end of year	$ 390	$ 223

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,363	$ 1,105
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 11	$ 281
Assumption of Williamsburg on the Lake Apartments
mortgage by purchaser	$ 8,057	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 8, a California Limited Partnership (the "Partnership" or "Registrant"), was organized under the Uniform Limited Partnership Laws of California on June 26, 1984.  NPI Equity Investments, Inc. is the managing general partner (the "Managing General Partner") of the Partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. The Partnership operates one property located in Morrisville, North Carolina.

As a result of the sale of Williamsburg on the Lake Apartments to a third party during the year ended December 31, 2005 and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Williamsburg on the Lake Apartments as loss from discontinued operations of approximately $762,000, which includes a $344,000 loss on extinguishment of debt, and $654,000 for the years ended December 31, 2005 and 2004, respectively, including revenues of approximately $2,481,000 and $2,501,000, respectively.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partner to the extent that the general partner would have received distributable net proceeds in connection therewith. The balance shall be allocated to the limited partners.  However, the interest of the general partner will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, for 2005, the gain on sale was allocated to the partners to the extent of negative capital balances and any remaining gain on sale was allocated 99% to the limited partners and 1% to the general partner.

Net income, other than that arising from the occurrence of a sale or disposition, and all losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partner. Loss from continuing operations and loss from discontinued operations for 2005 and 2004 was allocated 99% to the limited partners and 1% to the general partner. Net loss per limited partnership unit was computed as net income (loss) allocated to limited partners divided by 44,882 limited partnership units outstanding.

Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $7,014,000.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $265,000 at December 31, 2005 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs: Loan costs of approximately $173,000, less accumulated amortization of approximately $71,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreement. The related amortization expense is included in interest expense and loss from discontinued operations and was approximately $33,000 and $29,000 for the years ended December 31, 2005 and 2004, respectively. Amortization expense is expected to be approximately $12,000 for 2006, $11,000 for 2007 and 2008, and $10,000 for 2009 and 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $108,000 and $95,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expenses and loss from discontinued operations.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Huntington Athletic
Club Apartments	$ 6,353	$ 62	8.15%	06/20	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 239
2007	260
2008	281
2009	305
2010	331
Thereafter	4,937
$ 6,353

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2005	2004

Net income (loss) as reported	$ 7,272	$(1,115)
Add (deduct):
Depreciation differences	442	81
Miscellaneous	(89)	39
Gain on sale of property	484	--

Federal taxable income (loss)	$ 8,109	$ (995)

Federal taxable income (loss) per
limited partnership unit	$156.32	$ (4.40)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2005
Net assets as reported	$ 178
Land and buildings	(645)
Accumulated depreciation	127
Syndication and distribution costs	2,636
Other	204
Net assets - Federal tax basis	$ 2,500

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $204,000 and $201,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $185,000 and $210,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $83,000, respectively. Approximately $392,000 of the accountable administrative expenses remain unpaid at December 31, 2005 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the years ended December 31, 2005 and 2004 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2005 and 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.25% at December 31, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. The Managing General Partner advanced the Partnership approximately $407,000 under the Partnership Revolver during the year ended December 31, 2005. In addition, the Managing General Partner advanced approximately $903,000 for costs associated with the redevelopment project at Huntington Athletic Club, as discussed below. The Managing General Partner advanced the Partnership approximately $1,065,000 during the year ended December 31, 2004. Interest expense during the years ended December 31, 2005 and 2004 was approximately $204,000 and $72,000, respectively. During the year ended December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of $2,995,000. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $181,000 and is included in due to affiliates.

The Partnership underwent a substantial redevelopment project at Huntington Athletic Club Apartments. The total cost of the redevelopment was approximately $1,267,000, of which approximately $551,000 was completed in 2004. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained in November 2004. The funds advanced per this consent bore interest at 10% per annum. As of December 31, 2005 the Managing General Partner had advanced a total of approximately $922,000 per this consent. The advance and accrued interest was repaid during the year ended December 31, 2005.

Upon sale of Partnership properties, the Managing General Partner will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by the Managing General Partner, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992. No incentive compensation fee was accrued related to the sale of Williamsburg on the Lake Apartments during 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $87,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Huntington Athletic Club
Apartments	$ 6,353	$ 1,368	$ 9,233	$ 3,687

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Huntington
Athletic Club
Apartments	$ 1,376	$12,912	$14,288	$ 7,543	1986	02/88	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 34,451	$33,485
Property improvements	1,170	966
Property dispositions	(21,333)	--
Balance at end of year	$ 14,288	$34,451

Accumulated Depreciation
Balance at beginning of year	$ 24,733	$23,204
Additions charged to expense	1,271	1,529
Property dispositions	(18,461)	--
Balance at end of year	$ 7,543	$24,733

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $13,643,000 and $32,895,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $7,416,000 and $24,741,000, respectively.

Note F - Sale of Investment Property

On December 1, 2005, the Partnership sold Williamsburg on the Lake Apartments (“Williamsburg”) to a third party. In addition to Williamsburg, the Purchaser purchased four other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the Partnership’s Managing General Partner.  The total sales price for Williamsburg and the four other properties was approximately $38,501,000 of which approximately $11,760,000 was allocated to Williamsburg. The Purchaser also purchased two additional apartment complexes from affiliates of the Managing General Partner pursuant to two separate purchase and sale agreements. After payment and accrual of closing costs and assumption by the purchaser of the mortgage encumbering the property of approximately $8,057,000, the net sales proceeds received by the Partnership were approximately $3,595,000. The sale resulted in a gain of approximately $8,661,000 during the year ended December 31, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $344,000 as a result of the write off of unamortized loan costs, which is included in loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2005 and 2004 are results of the property’s operations of approximately $762,000, which includes a $344,000 loss on extinguishment of debt, and $654,000, respectively, including revenues of approximately $2,481,000 and $2,501,000, respectively.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial

            Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units, by each of the directors and by all directors and officers of the Managing General Partner as a group as of December 31, 2005.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $204,000 and $201,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expense and loss from discontinued operations in the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $185,000 and $210,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $83,000,  respectively. Approximately $392,000 of the accountable administrative expenses remain unpaid at December 31, 2005 and are included in due to affiliates in the balance sheet included in “Item 7. Financial Statements”.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the years ended December 31, 2005 and 2004 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2005 and 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.25% at December 31, 2005) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner has exceeded this credit limit. The Managing General Partner advanced the Partnership approximately $407,000 under the Partnership Revolver during the year ended December 31, 2005. In addition, the Managing General Partner advanced approximately $903,000 for costs associated with the redevelopment project at Huntington Athletic Club, as discussed below. The Managing General Partner advanced the Partnership approximately $1,065,000 during the year ended December 31, 2004. Interest expense during the years ended December 31, 2005 and 2004 was approximately $204,000 and $72,000, respectively. During the year ended December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of $2,995,000. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $181,000 and is included in due to affiliates in the balance sheet included in “Item 7. Financial Statements”.

The Partnership underwent a substantial redevelopment project at Huntington Athletic Club Apartments. The total cost of the redevelopment was approximately $1,267,000, of which approximately $551,000 was completed in 2004. In order to fund these renovations, the Partnership sought the consent of its limited partners to obtain a $2.0 million loan from an affiliate of the Managing General Partner. The consent to the loan was obtained in November 2004. The funds advanced per this consent bore interest at 10% per annum. As of December 31, 2005 the Managing General Partner had advanced a total of approximately $922,000 per this consent. The advance and accrued interest was repaid during the year ended December 31, 2005.

Upon sale of Partnership properties, the Managing General Partner will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by the Managing General Partner, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992. No incentive compensation fee was accrued related to the sale of Williamsburg on the Lake Apartments during 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $87,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership Units (the "Units") in the Partnership representing 61.88% of the outstanding units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $32,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $8,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
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

10.28

Purchase and Sale Contract between National Property Investors 8, a California limited partnership, and Prime Quest Management, LLC, an Illinois limited liability company dated August 16, 2005, filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference herein.

10.29

First Amendment to Purchase and Sale Contract between National Properties Investors 8 and Prime Quest Management, LLC, dated September 16, 2005, filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference herein.

10.30

Reinstatement and Second Amendment to the Purchase and Sale Contract between National Properties Investors 8 and Prime Quest Management, LLC, dated October 11, 2005, filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference herein.

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

Date:  March 28, 2006

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 8 (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.