Form 10QSB
period 2006-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2006-05-12
CIK 763701

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 106
Receivables and deposits		143
Restricted escrows		18
Other assets		261
Investment property:
Land	$ 1,376
Buildings and related personal property	12,928
	14,304
Less accumulated depreciation	(7,705)	6,599
		$ 7,127
Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 34
Tenant security deposit liabilities		35
Accrued property taxes		35
Due to affiliates (Note B)		598
Other liabilities		103
Mortgage note payable		6,295

Partners' Capital
General partner	$ --
Limited partners (44,882 units
issued and outstanding)	27	27
		$ 7,127

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 385	$ 388
Other income	18	13
Total revenues	403	401

Expenses:
Operating	184	156
General and administrative	28	46
Depreciation	162	113
Interest	145	178
Property taxes	35	35
Total expenses	554	528

Loss from continuing operations	(151)	(127)
Loss from discontinued operations
(Note A)	--	(117)

Net loss	$ (151)	$ (244)

Net loss allocated to general partner (1%)	$ (2)	$ (2)

Net loss allocated to limited partners (99%)	(149)	(242)

	$ (151)	$ (244)

Per limited partnership unit:
Loss from continuing operations	$ (3.32)	$ (2.81)
Loss from discontinued operations	--	(2.58)

Net loss per limited partnership unit	$ (3.32)	$ (5.39)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners' capital at
December 31, 2005	44,882	$ 2	$ 176	$ 178

Net loss for the three months
ended March 31, 2006	--	(2)	(149)	(151)

Partners' capital at
March 31, 2006	44,882	$ --	$ 27	$ 27

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (151)	$ (244)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	162	384
Amortization of loan costs	3	9
Change in accounts:
Receivables and deposits	69	(2)
Other assets	(130)	(72)
Accounts payable	(66)	76
Tenant security deposit liabilities	--	(2)
Accrued property taxes	(100)	(22)
Due to affiliates	25	66
Other liabilities	(11)	(30)
Net cash (used in) provided by operating activities	(199)	163

Cash flows used in investing activities:
Property improvements and replacements	(27)	(785)

Cash flows from financing activities:
Payments on mortgage notes payable	(58)	(119)
Advances from affiliate	--	782
Repayment of advances from affiliate	--	(12)
Net cash (used in) provided by financing activities	(58)	651

Net (decrease) increase in cash and cash equivalents	(284)	29

Cash and cash equivalents at beginning of period	390	223

Cash and cash equivalents at end of period	$ 106	$ 252

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 129	$ 289
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
Payable	$ --	$ 69

Included in property improvements and replacements for the three months ended March 31, 2006 are approximately $11,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Williamsburg on the Lake Apartments as loss from discontinued operations of approximately $117,000, including revenues of approximately $665,000 as a result of its sale to a third party on December 1, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $20,000 and $54,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $14,000 and $98,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $61,000, respectively. Approximately $413,000 of the accountable administrative expenses were accrued at March 31, 2006 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2006 and 2005 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2006 and 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.75% at March 31, 2006) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner had exceeded the credit limit as of March 31, 2005. The Managing General Partner advanced the Partnership approximately $782,000 during the three months ended March 31, 2005, of which approximately $647,000 were for costs associated with the redevelopment project at Huntington Athletic Club Apartments. The redevelopment project was completed during the year ended December 31, 2005. During the three months ended March 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $30,000. Additional payments on the loans were made during the year ended December 31, 2005. There were no loans from the Managing General Partner during the three months ended March 31, 2006. Interest expense during the three months ended March 31, 2006 and 2005 was approximately $4,000 and $41,000, respectively. There were no payments made on outstanding loans during the three months ended March 31, 2006. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $185,000 and is included in due to affiliates.

Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $11,000 to the Partnership for operating expenses.

Upon sale of Partnership property, the Managing General Partner will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by the Managing General Partner, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $34,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $87,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California

case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Huntington Athletic Club Apartments	92%	96%
Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Huntington Athletic Club Apartments to tenants purchasing homes.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $151,000 compared to net loss of approximately $244,000 for the three months ended March 31, 2005. The decrease in net loss is largely due to a decrease in loss from discontinued operations due to the sale of Williamsburg on the Lake Apartments (“Williamsburg”) during the year ended December 31, 2005 (as discussed below).

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

As a result of the sale of Williamsburg to a third party during the year ended December 31, 2005 and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations, at “Item 1. Financial Statements”, for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Williamsburg as loss from discontinued operations of approximately $117,000, which includes revenues of approximately $665,000.

The Partnership recognized a loss from continuing operations for the three months ended March 31, 2006 of approximately $151,000 compared to a loss from continuing operations of approximately $127,000 for the corresponding period in 2005. The increase in loss from continuing operations is due to an increase in total expenses. Total revenues remained relatively constant, as the decrease in occupancy was partially offset by an increase in the average rental rate at Huntington Athletic Club Apartments.

Total expenses increased for the three months ended March 31, 2006 due to increases in operating and depreciation expenses partially offset by decreases in general and administrative and interest expenses. Operating expenses increased primarily due to increases in advertising and property expenses. Advertising expenses increased primarily due to an increase in web advertising expenses at the Partnership’s property, Huntington Athletic Club Apartments. Property expenses increased primarily due to increases in salaries and related benefits at the property. Depreciation expense increased due to property improvements placed into service during the past twelve months. Interest expense decreased primarily due to a decrease in interest on advances from the Managing General Partner due to the interest being calculated on a substantially lower average balance.

General and administrative expenses decreased for the three months ended March 31, 2006 primarily due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $106,000 compared to approximately $252,000 at March 31, 2005. The decrease of approximately $284,000 in cash and cash equivalents since December 31, 2005 is due to approximately $199,000, $58,000 and $27,000 of cash used in operating, financing and investing activities, respectively. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.75% at March 31, 2006) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause);

(ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner had exceeded the credit limit as of March 31, 2005. The Managing General Partner advanced the Partnership approximately $782,000 during the three months ended March 31, 2005, of which approximately $647,000 were for costs associated with the redevelopment project at Huntington Athletic Club Apartments. The redevelopment project was completed during the year ended December 31, 2005. During the three months ended March 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $30,000. There were no loans from the Managing General Partner during the three months ended March 31, 2006. Interest expense during the three months ended March 31, 2006 and 2005 was approximately $4,000 and $41,000, respectively. There were no payments made on outstanding loans during the three months ended March 31, 2006. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $185,000 and is included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements for the Partnership's property are detailed below.

Huntington Athletic Club Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $16,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and building improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2006. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations, Partnership reserves and advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $6,295,000 is amortized over 20 years and matures June 1, 2020 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, sale and/or refinancing of the property. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 units, had agreed for the benefit of third party unitholders, that it would vote these units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

10.29

First Amendment to Purchase and Sale Contract between National Property Investors 8 and Prime Quest Management, LLC, dated September 16, 2005, filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference herein.

10.30

Reinstatement and Second Amendment to the Purchase and Sale Contract between National Property Investors 8 and Prime Quest Management, LLC, dated October 11, 2005, filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference herein.

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

NATIONAL PROPERTY INVESTORS 8

Exhibit Index (continued)

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.