Form 10QSB
period 2006-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2006-08-11
CIK 763701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 222
Receivables and deposits		140
Restricted escrow		18
Other assets		150
Investment property:
Land	$ 1,376
Buildings and related personal property	12,964
	14,340
Less accumulated depreciation	(7,861)	6,479
		$ 7,009
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 38
Tenant security deposit liabilities		34
Accrued property taxes		69
Due to affiliates (Note B)		632
Other liabilities		116
Mortgage note payable		6,236

Partners' Deficit
General partner	$ (1)
Limited partners (44,882 units
issued and outstanding)	(115)	(116)
		$ 7,009

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues		(Restated)		(Restated)
Rental income	$ 386	$ 381	$ 771	$ 769
Other income	23	29	41	42
Total revenues	409	410	812	811

Expenses:
Operating	192	188	376	344
General and administrative	26	49	54	95
Depreciation	156	111	318	224
Interest	144	189	289	367
Property taxes	34	34	69	69
Total expenses	552	571	1,106	1,099

Loss from continuing operations	(143)	(161)	(294)	(288)
Loss from discontinued
operations (Note A)	--	(137)	--	(254)

Net loss	$ (143)	$ (298)	$ (294)	$ (542)

Net loss allocated to general
partner (1%)	$ (1)	$ (3)	$ (3)	$ (5)
Net loss allocated to limited
partners (99%)	(142)	(295)	(291)	(537)

	$ (143)	$ (298)	$ (294)	$ (542)

Per limited partnership unit:
Loss from continuing operations	$ (3.16)	$ (3.54)	$ (6.48)	$ (6.35)
Loss from discontinued operations	--	(3.03)	--	(5.61)

Net loss	$ (3.16)	$ (6.57)	$ (6.48)	$(11.96)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners' capital at
December 31, 2005	44,882	$ 2	$ 176	$ 178

Net loss for the six months
ended June 30, 2006	--	(3)	(291)	(294)

Partners' deficit at
June 30, 2006	44,882	$ (1)	$ (115)	$ (116)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (294)	$ (542)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	318	763
Amortization of loan costs	6	18
Change in accounts:
Receivables and deposits	72	(6)
Other assets	(22)	(63)
Accounts payable	(69)	43
Tenant security deposit liabilities	(1)	(6)
Accrued property taxes	(66)	(78)
Due to affiliates	48	150
Other liabilities	2	(15)
Net cash (used in) provided by operating
activities	(6)	264

Cash flows used in investing activities:
Property improvements and replacements	(56)	(894)

Cash flows from financing activities:
Payments on mortgage notes payable	(117)	(241)
Advances from affiliate	11	834
Repayment of advances from affiliate	--	(12)
Net cash (used in) provided by financing activities	(106)	581

Net decrease in cash and cash equivalents	(168)	(49)

Cash and cash equivalents at beginning of period	390	223

Cash and cash equivalents at end of period	$ 222	$ 174

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 257	$ 557
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 7	$ 99

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 are approximately $11,000 and $281,000 of improvements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 have been restated to reflect the operations of Williamsburg on the Lake Apartments, which sold December 1, 2005, as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $674,000 and $1,339,000 for the three and six months ended June 30, 2005, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $40,000 and $108,000 for the six months ended June 30, 2006 and 2005, respectively, which were included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $144,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $74,000, respectively. Approximately $431,000 of accountable administrative expenses are owed at June 30, 2006 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive reimbursement during the six months ended June 30, 2006 and 2005 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2006 and 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (10.25% at June 30, 2006) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner had exceeded the credit limit as of June 30, 2005. The Managing General Partner advanced the Partnership approximately $834,000 during the six months ended June 30, 2005, of which approximately $647,000 were for costs associated with the redevelopment project at Huntington Athletic Club Apartments. The redevelopment project was completed during the year ended December 31, 2005. The Managing General Partner advanced the Partnership approximately $11,000 during the six months ended June 30, 2006 to fund operating expenses at Huntington Athletic Club Apartments. Interest expense during the six months ended June 30, 2006 and 2005 was approximately $9,000 and $95,000, respectively. During the six months ended June 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $30,000. Additional payments on the loans were made during the year ended December 31, 2005. There were no payments made on outstanding loans during the six months ended June 30, 2006. At June 30, 2006, the amount of the outstanding loans and accrued interest was approximately $201,000 and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $87,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Huntington Athletic Club Apartments	92%	94%
Morrisville, North Carolina

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

Results of Operations

The Partnership recognized net loss of approximately $143,000 and $294,000 for the three and six months ended June 30, 2006, respectively, compared to net loss of approximately $298,000 and $542,000 for the three and six months ended June 30, 2005, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 have been restated to reflect the operations of Williamsburg on the Lake Apartments as loss from discontinued operations due to the sale of the property in December 2005. The property’s operations included losses of approximately $137,000 and $254,000 for the three and six months ended June 30, 2005, respectively. Also included in loss from discontinued operations for the three and six months ended June 30, 2005 are revenues of approximately $674,000 and $1,339,000, respectively.

The Partnership recognized a loss from continuing operations for the three and six months ended June 30, 2006 of approximately $143,000 and $294,000, respectively, compared to loss from continuing operations of approximately $161,000 and $288,000 for the three and six months ended June 30, 2005, respectively. The decrease in loss from continuing operations for the three months ended June 30, 2006 is due to a decrease in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2006 is due to an increase in total expenses. Total expenses decreased for the three months ended June 30, 2006 due to decreases in general and administrative and interest expenses, partially offset by an increase in depreciation expense. Both operating and property tax expense remained relatively constant for the three months ended June 30, 2006. The increase in total expenses for the six months ended June 30, 2006 is due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative and interest expenses. Property tax expense remained relatively constant for the six months ended June 30, 2006.  Interest expense decreased for both periods primarily due to a decrease in interest on advances from the Managing General Partner due to the interest being calculated on a substantially lower average balance. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months. The increase in operating expenses for the six months ended June 30, 2006 is primarily due to increases in insurance expense as a result of increased premiums and tenant application processing fees.

General and administrative expenses decreased for both the three and six months ended June 30, 2006 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement as a result of the December 2005 sale of Williamsburg on the Lake Apartments. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for both the three and six months ended June 30, 2006. For the three months ended June 30, 2006, an increase in rental income was offset by a decrease in other income. Both rental and other income remained relatively constant for the six months ended June 30, 2006. The increase in rental income for the three months ended June 30, 2006 is primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy, at Huntington Athletic Club Apartments. The decrease in other income for the three months ended June 30, 2006 is due to a refund of deposits on account with the town of Morrisville received in 2005 by Huntington Athletic Club Apartments.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $222,000, compared to approximately $174,000 at June 30, 2005. The decrease of approximately $168,000 in cash and cash equivalents, from December 31, 2005, is due to approximately $106,000, $56,000 and $6,000 of cash used in financing, investing, and operating activities, respectively. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property, partially offset by an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (10.25% at June 30, 2006) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner had exceeded the credit limit as of June 30, 2005. The Managing General Partner advanced the Partnership approximately $834,000 during the six months ended June 30, 2005, of which approximately $647,000 were for costs associated with the redevelopment project at Huntington Athletic Club Apartments. The redevelopment project was completed during the year ended December 31, 2005. The Managing General Partner advanced the Partnership approximately $11,000 during the six months ended June 30, 2006 to fund operating expenses at Huntington Athletic Club Apartments. Interest expense during the six months ended June 30, 2006 and 2005 was approximately $9,000 and $95,000, respectively. During the six months ended June 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $30,000. Additional payments on the loans were made during the year ended December 31, 2005. There were no payments made on outstanding loans during the six months ended June 30, 2006. At June 30, 2006, the amount of the outstanding loans and accrued interest was approximately $201,000 and is included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Huntington Athletic Club Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $52,000 of capital improvements at the property consisting primarily of swimming pool upgrades, electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations, Partnership reserves and advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s property of approximately $6,236,000 is amortized over 20 years and matures June 1, 2020 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, sale and/or refinancing of the property. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date: August 11, 2006	/s/Martha L. Long Martha L. Long
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

Date: August 11, 2006	/s/Stephen B. Waters Stephen B. Waters
Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.