Form 10QSB
period 2007-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2007-11-13
CIK 763701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 46
Receivables and deposits		151
Restricted escrow		19
Other assets		132
Investment property:
Land	$ 1,376
Buildings and related personal property	13,312
	14,688
Less accumulated depreciation	(8,624)	6,064
		$ 6,412
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 41
Tenant security deposit liabilities		35
Accrued property taxes		108
Due to affiliates (Note B)		807
Other liabilities		128
Mortgage note payable		5,921

Partners' Deficit
General partner	$ (6)
Limited partners (44,882 units
issued and outstanding)	(622)	(628)
		$ 6,412

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 438	$ 405	$ 1,268	$ 1,176
Other income	24	19	70	60
Total revenues	462	424	1,338	1,236

Expenses:
Operating	213	185	567	561
General and administrative	27	30	85	84
Depreciation	151	157	448	475
Interest	141	144	428	433
Property taxes	39	36	108	105
Total expenses	571	552	1,636	1,658

Net loss	$ (109)	$ (128)	$ (298)	$ (422)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (3)	$ (4)
Net loss allocated to limited
partners (99%)	(108)	(127)	(295)	(418)
	$ (109)	$ (128)	$ (298)	$ (422)

Net loss per limited partnership
unit	$ (2.41)	$ (2.83)	$ (6.57)	$ (9.31)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners' deficit at
December 31, 2006	44,882	$ (3)	$ (327)	$ (330)

Net loss for the nine months
ended September 30, 2007	--	(3)	(295)	(298)

Partners' deficit at
September 30, 2007	44,882	$ (6)	$ (622)	$ (628)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (298)	$ (422)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	448	475
Amortization of loan costs	9	9
Change in accounts:
Receivables and deposits	(6)	74
Other assets	(20)	(13)
Accounts payable	6	(56)
Tenant security deposit liabilities	1	(1)
Accrued property taxes	108	(31)
Due to affiliates	(32)	77
Other liabilities	14	2
Net cash provided by operating activities	230	114

Cash flows from investing activities:
Net deposits to restricted escrow	(1)	(1)
Property improvements and replacements	(245)	(85)
Net cash used in investing activities	(246)	(86)

Cash flows from financing activities:
Payments on mortgage note payable	(193)	(177)
Advances from affiliate	40	11
Net cash used in financing activities	(153)	(166)

Net decrease in cash and cash equivalents	(169)	(138)

Cash and cash equivalents at beginning of period	215	390

Cash and cash equivalents at end of period	$ 46	$ 252

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 457	$ 384
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 21	$ 15

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $16,000 and $11,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $66,000 and $60,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $61,000 and $41,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $4,000, respectively. Approximately $419,000 of accountable administrative expenses remain unpaid at September 30, 2007 and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the nine months ended September 30, 2007 and 2006 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2007 and 2006.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.75% at September 30, 2007) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner had advanced amounts under the Partnership Revolver prior to 2006.  In addition, during the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $40,000 and $11,000, respectively, to fund operating expenses at Huntington Athletic Club Apartments.  Interest expense during the nine months ended September 30, 2007 and 2006 was approximately $25,000 and $14,000, respectively. At September 30, 2007, the amount of the outstanding advances and accrued interest was approximately $388,000 and is included in due to affiliates. Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $44,000 to fund operating expenses at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Huntington Athletic Club Apartments	97%	93%
Morrisville, North Carolina

The Managing General Partner attributes the increase in occupancy at Huntington Athletic Club Apartments to increased resident retention efforts and increased curb appeal as a result of recent capital improvements.

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

Results of Operations

The Partnership recognized net loss of approximately $109,000 and $298,000 for the three and nine months ended September 30, 2007, respectively, compared to net loss of approximately $128,000 and $422,000 for the three and nine months ended September 30, 2006, respectively.  The decrease in net loss for the three months ended September 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses.  The decrease in net loss for the nine months ended September 30, 2007 is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased for both the three and nine months ended September 30, 2007 due to increases in both rental and other income. Rental income increased for both periods primarily due to increases in occupancy and the average rental rate at the Partnership’s investment property.  Other income increased for both periods primarily due to an increase in lease cancellation fees at the Partnership’s investment property.

Total expenses increased for the three months ended September 30, 2007 due to an increase in operating expense, partially offset by a decrease in depreciation expense. General and administrative, interest and property tax expenses remained relatively constant for the three months ended September 30, 2007.  Total expenses decreased for the nine months ended September 30, 2007 primarily due to a decrease in depreciation expense. Operating, general and administrative, interest and property tax expenses remained relatively constant for the nine months ended September 30, 2007.  Operating expenses increased for the three months ended September 30, 2007 primarily due to increases in salaries and other related benefits and employee housing expenses at the property.  Depreciation expense decreased for both periods due to property improvements and replacements placed into service in previous years becoming fully depreciated during the first quarter of 2007.

Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $46,000, compared to approximately $252,000 at September 30, 2006.  The decrease in cash and cash equivalents of approximately $169,000, from December 31, 2006, is due to approximately $246,000 and $153,000 of cash used in investing and financing activities, respectively, partially offset by approximately $230,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property, partially offset by advances received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% (9.75% at September 30, 2007) per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner had advanced amounts under the Partnership Revolver prior to 2006.  In addition, during the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $40,000 and $11,000, respectively, to fund operating expenses at Huntington Athletic Club Apartments.  Interest expense during the nine months ended September 30, 2007 and 2006 was approximately $25,000 and $14,000, respectively. At September 30, 2007, the amount of the outstanding advances and accrued interest was approximately $388,000 and is included in due to affiliates. Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $44,000 to fund operating expenses at the Partnership’s investment property.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $250,000 of capital improvements at Huntington Athletic Club Apartments, consisting primarily of parking area resurfacing, exterior lighting, signage and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Huntington Athletic Club Apartments of approximately $5,921,000 is amortized over 20 years and matures on June 1, 2020, at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

Date:  November 13, 2007

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

Date:  November 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 8 (the "Partnership"), for the quarterly period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.