Form 10-Q
period 2008-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2008-08-14
CIK 763701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 43	$ 51
Receivables and deposits	160	155
Other assets	108	113
Investment property:
Land	1,376	1,376
Buildings and related personal property	13,612	13,514
	14,988	14,890
Less accumulated depreciation	(9,110)	(8,783)
	5,878	6,107
	$ 6,189	$ 6,426

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 28	$ 52
Tenant security deposit liabilities	35	34
Due to affiliates (Note B)	1,154	1,080
Accrued property taxes	72	--
Other liabilities	126	137
Mortgage note payable	5,717	5,855
	7,132	7,158

Partners' Deficit
General partner	(9)	(7)
Limited partners (44,882 units issued and
outstanding)	(934)	(725)
	(943)	(732)
	$ 6,189	$ 6,426

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 424	$ 417	$ 850	$ 830
Other income	25	25	50	46
Total revenues	449	442	900	876

Expenses:
Operating	193	188	370	354
General and administrative	30	31	60	58
Depreciation	164	148	327	297
Interest	139	142	282	287
Property taxes	36	34	72	69
Total expenses	562	543	1,111	1,065

Net loss	$ (113)	$ (101)	$ (211)	$ (189)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (2)	$ (2)
Net loss allocated to limited
partners (99%)	(112)	(100)	(209)	(187)
	$ (113)	$ (101)	$ (211)	$ (189)

Net loss per limited partnership unit	$ (2.50)	$ (2.23)	$ (4.66)	$ (4.17)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners' deficit at
December 31, 2007	44,882	$ (7)	$ (725)	$ (732)

Net loss for the six months
ended June 30, 2008	--	(2)	(209)	(211)

Partners' deficit at
June 30, 2008	44,882	$ (9)	$ (934)	$ (943)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (211)	$ (189)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	327	297
Amortization of loan costs	5	6
Change in accounts:
Receivables and deposits	(5)	2
Other assets	--	(31)
Accounts payable	(25)	21
Tenant security deposit liabilities	1	2
Accrued property taxes	72	69
Due to affiliates	67	(61)
Other liabilities	(11)	11
Net cash provided by operating activities	220	127

Cash flows used in investing activities:
Property improvements and replacements	(97)	(126)

Cash flows from financing activities:
Payments on mortgage note payable	(138)	(127)
Advance from affiliate	7	--
Net cash used in financing activities	(131)	(127)

Net decrease in cash and cash equivalents	(8)	(126)

Cash and cash equivalents at beginning of period	51	215

Cash and cash equivalents at end of period	$ 43	$ 89

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 236	$ 335
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 12	$ 7

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $11,000 and $16,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $44,000 and $43,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $31,000 and $38,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $6,000, respectively. Approximately $464,000 and $426,000 of accountable administrative expenses were unpaid at June 30, 2008 and December 31, 2007, respectively, and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the six months ended June 30, 2008 and 2007 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2008 and 2007.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the six months ended June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $7,000 to fund operating expenses. No such advances were made during the six months ended June 30, 2007. The advances bear interest at the prime rate plus 2% (7.00% at June 30, 2008) per annum.  Interest expense during the six months ended June 30, 2008 and 2007 was approximately $29,000 and $16,000, respectively.  At June 30, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest due to AIMCO Properties, L.P. were approximately $690,000 and $654,000, respectively, and are included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Huntington Athletic Club Apartments	95%	96%
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

Results of Operations

The Partnership recognized net loss of approximately $113,000 and $211,000 for the three and six months ended June 30, 2008, respectively, compared to net loss of approximately $101,000 and $189,000 for the three and six months ended June 30, 2007, respectively.  The increase in net loss for both the three and six months ended June 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both the three and six months ended June 30, 2008 due to increases in operating and depreciation expenses.  Interest, property tax and general and administrative expenses remained relatively constant for both periods.  Operating expenses increased for both periods primarily due to an increase in salaries and related benefits, partially offset by a decrease in insurance premiums at the Partnership’s investment property.  Also contributing to the increase in operating expenses for the six months ended June 30, 2008 was an increase in contract services at the Partnership’s investment property.  Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated.

Included in general and administrative expenses for both the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and six months ended June 30, 2008 is due to an increase in rental income. Other income remained relatively constant for both the three and six months ended June 30, 2008. The increase in rental income for both periods is due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at the Partnership’s investment property.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $43,000, compared to approximately $89,000 at June 30, 2007.  The decrease in cash and cash equivalents of approximately $8,000, from December 31, 2007, is due to approximately $131,000 and $97,000 of cash used in financing and investing activities, respectively, partially offset by approximately $220,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property, partially offset by an advance from an affiliate of the Managing General Partner.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the six months ended June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $7,000 to fund operating expenses. No such advances were made during the six months ended June 30, 2007. The advances bear interest at the prime rate plus 2% (7.00% at June 30, 2008) per annum.  Interest expense during the six months ended June 30, 2008 and 2007 was approximately $29,000 and $16,000, respectively.  At June 30, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest due to AIMCO Properties, L.P. were approximately $690,000 and $654,000, respectively, and are included in due to affiliates.

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

During the six months ended June 30, 2008, the Partnership completed approximately $98,000 of capital improvements at Huntington Athletic Club Apartments, consisting primarily of tennis court resurfacing, fire safety upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Huntington Athletic Club Apartments of approximately $5,717,000 is amortized over 20 years and matures on June 1, 2020, at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. On July 8, 2008, the Partnership filed an information statement soliciting the consent of the holders of limited partnership units to extend the term of the Partnership from December 31, 2008 to December 31, 2021.  On July 28, 2008, the Partnership extended the expiration of the consent to August 11, 2008. On August 11, 2008, the Partnership extended the expiration of the consent to August 25, 2008.

There were no distributions to the partners during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 4.

Submission of Matters to a Vote of Security Holders

On July 8, 2008, the Partnership filed an information statement soliciting the consent of the holders of limited partnership units to extend the term of the Partnership from December 31, 2008 to December 31, 2021.  On July 28, 2008, the Partnership extended the expiration of the consent to August 11, 2008. On August 11, 2008, the Partnership extended the expiration of the consent to August 25, 2008.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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