Form 10-Q
period 2008-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2008-11-13
CIK 763701

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 10	$ 51
Receivables and deposits	166	155
Other assets	108	113
Investment property:
Land	1,376	1,376
Buildings and related personal property	13,646	13,514
	15,022	14,890
Less accumulated depreciation	(9,275)	(8,783)
	5,747	6,107
	$ 6,031	$ 6,426

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 17	$ 52
Tenant security deposit liabilities	38	34
Due to affiliates (Note B)	1,188	1,080
Accrued property taxes	111	--
Other liabilities	81	137
Mortgage note payable	5,646	5,855
	7,081	7,158

Partners' Deficit
General partner	(10)	(7)
Limited partners (44,882 units issued and
outstanding)	(1,040)	(725)
	(1,050)	(732)
	$ 6,031	$ 6,426

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 429	$ 438	$ 1,279	$ 1,268
Other income	33	24	83	70
Total revenues	462	462	1,362	1,338

Expenses:
Operating	191	213	561	567
General and administrative	35	27	95	85
Depreciation	165	151	492	448
Interest	139	141	421	428
Property taxes	39	39	111	108
Total expenses	569	571	1,680	1,636

Net loss	$ (107)	$ (109)	$ (318)	$ (298)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (3)	$ (3)
Net loss allocated to limited
partners (99%)	(106)	(108)	(315)	(295)
	$ (107)	$ (109)	$ (318)	$ (298)

Net loss per limited partnership
unit	$ (2.36)	$ (2.41)	$ (7.02)	$ (6.57)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners' deficit at
December 31, 2007	44,882	$ (7)	$ (725)	$ (732)

Net loss for the nine months
ended September 30, 2008	--	(3)	(315)	(318)

Partners' deficit at
September 30, 2008	44,882	$ (10)	$(1,040)	$(1,050)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (318)	$ (298)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	492	448
Amortization of loan costs	8	9
Change in accounts:
Receivables and deposits	(11)	(6)
Other assets	(3)	(20)
Accounts payable	(24)	6
Tenant security deposit liabilities	4	1
Accrued property taxes	111	108
Due to affiliates	101	(32)
Other liabilities	(56)	14
Net cash provided by operating activities	304	230

Cash flows from investing activities:
Net deposits to restricted escrow	--	(1)
Property improvements and replacements	(143)	(245)
Net cash used in investing activities	(143)	(246)

Cash flows from financing activities:
Payments on mortgage note payable	(209)	(193)
Advances from affiliate	7	40
Net cash used in financing activities	(202)	(153)

Net decrease in cash and cash equivalents	(41)	(169)

Cash and cash equivalents at beginning of period	51	215

Cash and cash equivalents at end of period	$ 10	$ 46

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 352	$ 457
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 21

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $11,000 and $16,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $66,000 for each of the nine months ended September 30, 2008 and 2007, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $61,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $17,000, respectively. Approximately $484,000 and $426,000 of accountable administrative expenses were unpaid at September 30, 2008 and December 31, 2007, respectively, and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the nine months ended September 30, 2008 and 2007 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2008 and 2007.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P. advanced the Partnership approximately $7,000 and $40,000, respectively, to fund operating expenses. The advances bear interest at the prime rate plus 2% (7.00% at September 30, 2008) per annum.  Interest expense during the nine months ended September 30, 2008 and 2007 was approximately $43,000 and $25,000, respectively. At September 30, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest due to AIMCO Properties, L.P. were approximately $704,000 and $654,000, respectively, and are included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Huntington Athletic Club Apartments	95%	97%
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

Results of Operations

The Partnership recognized net loss of approximately $107,000 and $318,000 for the three and nine months ended September 30, 2008, respectively, compared to net loss of approximately $109,000 and $298,000 for the three and nine months ended September 30, 2007, respectively. Net loss remained relatively constant for the three months ended September 30, 2008, as both total revenues and total expenses remained relatively constant. The increase in net loss for the nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses remained relatively constant for the three months ended September 30, 2008 as a decrease in operating expenses was offset by increases in general and administrative and depreciation expenses. Total expenses increased for the nine months ended September 30, 2008 due to increases in general and administrative and depreciation expenses. Operating expenses remained relatively constant for the nine months ended September 30, 2008. Property tax and interest expenses remained relatively constant for both periods. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated. Operating expenses decreased for the three months ended September 30, 2008 primarily due to decreases in hazard insurance premiums and payroll related expenses at the Partnership’s investment property.

General and administrative expenses increased for both the three and nine months ended September 30, 2008 primarily due to an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for both the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended September 30, 2008 as a decrease in rental income was offset by an increase in other income. The increase in total revenues for the nine months ended September 30, 2008 is due to increases in both rental and other income. The decrease in rental income for the three months ended September 30, 2008 is primarily due to a decrease in occupancy and an increase in bad debt expense, partially offset by an increase in the average rental rate at the property. The increase in rental income for the nine months ended September 30, 2008 is primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at the property. Other income increased for both periods primarily due to an increase in cleaning and damage fees at the property.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $10,000, compared to approximately $46,000 at September 30, 2007.  The decrease in cash and cash equivalents of approximately $41,000, from December 31, 2007, is due to approximately $202,000 and $143,000 of cash used in financing and investing activities, respectively, partially offset by approximately $304,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property, partially offset by an advance from an affiliate of the Managing General Partner.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P. advanced the Partnership approximately $7,000 and $40,000, respectively, to fund operating expenses. The advances bear interest at the prime rate plus 2% (7.00% at September 30, 2008) per annum.  Interest expense during the nine months ended September 30, 2008 and 2007 was approximately $43,000 and $25,000, respectively. At September 30, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest due to AIMCO Properties, L.P. were approximately $704,000 and $654,000, respectively, and are included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements are directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2008, the Partnership completed approximately $132,000 of capital improvements at Huntington Athletic Club Apartments, consisting primarily of interior improvements, air conditioning upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund advances to the Partnership.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Huntington Athletic Club Apartments of approximately $5,646,000 is amortized over 20 years and matures on June 1, 2020, at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2008. On September 5, 2008, the Partnership Agreement was amended to extend the term of the Partnership to December 31, 2021.

There were no distributions to the partners during the nine months ended September 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,772 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 5.     Other Information

On September 5, 2008, the Partnership Agreement was amended to extend the term of the Partnership from December 31, 2008 to December 31, 2021.

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

3.5         Amendment to Certificate of Limited Partnership and Partnership Agreement.

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