Form 10-Q
period 2009-03-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2009-05-15
CIK 763701

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 78	$ 600
Receivables and deposits	53	158
Other assets	225	195
Investment property:
Land	1,376	1,376
Buildings and related personal property	13,720	13,672
	15,096	15,048
Less accumulated depreciation	(9,608)	(9,441)
	5,488	5,607
	$ 5,844	$ 6,560

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 74	$ 38
Tenant security deposit liabilities	36	36
Accrued property taxes	29	--
Other liabilities	104	78
Mortgage notes payable	7,538	7,549
	7,781	7,701

Partners' Deficit
General partner	(19)	(11)
Limited partners (44,882 units issued and
outstanding)	(1,918)	(1,130)
	(1,937)	(1,141)
	$ 5,844	$ 6,560

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 414	$ 426
Other income	31	25
Total revenues	445	451

Expenses:
Operating	169	177
General and administrative	27	30
Depreciation	167	163
Interest	149	143
Property taxes	29	36
Total expenses	541	549

Net loss	$ (96)	$ (98)

Net loss allocated to general partner (1%)	$ (1)	$ (1)

Net loss allocated to limited partners (99%)	(95)	(97)

	$ (96)	$ (98)

Net loss per limited partnership unit	$ (2.12)	$ (2.16)

Distributions per limited partnership unit	$ 15.44	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' Deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	44,882	$ 1	$22,441	$22,442

Partners' deficit at
December 31, 2008	44,882	$ (11)	$(1,130)	$(1,141)

Distributions to partners	--	(7)	(693)	(700)

Net loss for the three months
ended March 31, 2009	--	(1)	(95)	(96)

Partners' deficit at
March 31, 2009	44,882	$ (19)	$(1,918)	$(1,937)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (96)	$ (98)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	167	163
Amortization of loan costs	5	3
Change in accounts:
Receivables and deposits	105	(4)
Other assets	(24)	(15)
Accounts payable	43	(9)
Tenant security deposit liabilities	--	1
Accrued property taxes	29	36
Due to affiliates	--	34
Other liabilities	46	(10)
Net cash provided by operating activities	275	101

Cash flows used in investing activities:
Property improvements and replacements	(41)	(45)

Cash flows from financing activities:
Payments on mortgage notes payable	(11)	(69)
Loan costs paid	(45)	--
Distributions to partners	(700)	--
Net cash used in financing activities	(756)	(69)

Net decrease in cash and cash equivalents	(522)	(13)

Cash and cash equivalents at beginning of period	600	51

Cash and cash equivalents at end of period	$ 78	$ 38

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 96	$ 119
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 10

Included in property improvements and replacements for the three months ended March 31, 2008 are approximately $11,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $22,000 for each of the three months ended March 31, 2009 and 2008, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $14,000 and $17,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $4,000, respectively.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the three months ended March 31, 2009 and 2008 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2009 and 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. No funds were advanced during the three months ended March 31, 2009 and 2008. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the three months ended March 31, 2008 was approximately $15,000. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at March 31, 2009 or December 31, 2008.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $16,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $38,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Huntington Athletic Club Apartments	93%	96%
Morrisville, North Carolina

The Managing General Partner attributes the decrease in occupancy at Huntington Athletic Club Apartments to declining economic conditions and increased competition in the local area.

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

Results of Operations

The Partnership recognized net losses of approximately $96,000 and $98,000 for the three months ended March 31, 2009 and 2008, respectively.  Net loss remained relatively constant, as a decrease in total expenses was substantially offset by a decrease in total revenues.

Total expenses decreased due to decreases in operating and property tax expenses, partially offset by an increase in interest expense.  Depreciation and general and administrative expenses remained relatively constant for the comparable periods.  Operating expense decreased primarily due to a decrease in payroll related expenses, partially offset by an increase in contract services at the Partnership’s investment property.  Property tax expense decreased due to a decrease in the tax rate at Huntington Athletic Club Apartments. Interest expense increased primarily due to a higher average debt balance as a result of the second mortgage obtained on the property in December 2008, partially offset by a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of the repayment of the advance balance during the fourth quarter of 2008.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and the average rental rate, partially offset by a decrease in bad debt expense at the Partnership’s investment property. Other income increased primarily due to increases in lease cancellation fees and tenant utility reimbursements at the property.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $78,000, compared to approximately $38,000 at March 31, 2008.  The decrease in cash and cash equivalents of approximately $522,000, from December 31, 2008, is due to approximately $756,000 and $41,000 of cash used in financing and investing activities, respectively, partially offset by approximately $275,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment property and loan costs paid. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. No funds were advanced during the three months ended March 31, 2009 and 2008. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the three months ended March 31, 2008 was approximately $15,000. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at March 31, 2009 or December 31, 2008.

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

During the three months ended March 31, 2009, the Partnership completed approximately $48,000 of capital improvements at Huntington Athletic Club Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $2,000,000 on Huntington Athletic Club Apartments. The second mortgage indebtedness of approximately $1,996,000 bears interest at a fixed rate of 6.27% per annum, and requires monthly payments of principal and interest of approximately $12,000 beginning on February 1, 2009, through the loan’s June 1, 2020, maturity date.  The second mortgage loan has a balloon payment of approximately $1,627,000 due at maturity.  As a condition to making the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership. Total capitalized loan costs associated with the second mortgage were approximately $113,000, of which approximately $102,000 was incurred during the year ended December 31, 2008, and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications to the first mortgage loan encumbering Huntington Athletic Club Apartments.  The modifications of the first mortgage indebtedness of approximately $5,542,000 include a fixed interest rate of 8.15% per annum and monthly payments of principal and interest of approximately $41,000 beginning on February 1, 2009, through the June 1, 2020, maturity date. The first mortgage loan has a balloon payment of approximately $4,745,000 due at maturity. The previous terms of the existing mortgage loan consisted of a fixed interest rate of 8.15% per annum and monthly payments of approximately $62,000 through the maturity date of June 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership
	March 31, 2009	Unit	March 31, 2008	Unit

Financing (1)	$ 700	$ 15.44	$ --	$ --

(1)   Proceeds from the second mortgage obtained on Huntington Athletic Club Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 limited partnership units (the "Units") in the Partnership representing 61.92% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL PROPERTY INVESTORS 8

Exhibit Index

Exhibit Number   Description of Exhibit

 2.5         Master Indemnity Agreement. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

 3.4         Agreement of Limited Partnership. Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated May 13, 1985 contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-95864).

             Amendments to Agreement of Limited Partnership. Incorporated by reference to Exhibits 3, 4(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1985.

             Amendments to Agreement of Limited Partnership. Incorporated by reference to the definitive Proxy Statement of the Registrant dated April 3, 1991.

             Amendments to Agreement of Limited Partnership. Incorporated by reference to the Statement Furnished in Connection with the Solicitation Of Consents of the Registrant dated August 28, 1992.

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