Form 10-Q
period 2009-09-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2009-11-16
CIK 763701

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 26	$ 600
Receivables and deposits	42	158
Other assets	200	195
Investment property:
Land	1,376	1,376
Buildings and related personal property	13,880	13,672
	15,256	15,048
Less accumulated depreciation	(9,946)	(9,441)
	5,310	5,607
	$ 5,578	$ 6,560

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 37	$ 38
Tenant security deposit liabilities	32	36
Due to affiliates (Note B)	18	--
Accrued property taxes	89	--
Other liabilities	99	78
Mortgage notes payable	7,504	7,549
	7,779	7,701

Partners' Deficit
General partner	(22)	(11)
Limited partners (44,882 units issued and
outstanding)	(2,179)	(1,130)
	(2,201)	(1,141)
	$ 5,578	$ 6,560

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 395	$ 429	$ 1,218	$ 1,279
Other income	45	33	117	83
Total revenues	440	462	1,335	1,362

Expenses:
Operating	191	191	580	561
General and administrative	22	35	70	95
Depreciation	170	165	505	492
Interest	149	139	451	421
Property taxes	30	39	89	111
Total expenses	562	569	1,695	1,680

Net loss	$ (122)	$ (107)	$ (360)	$ (318)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (4)	$ (3)
Net loss allocated to limited
partners (99%)	(121)	(106)	(356)	(315)
	$ (122)	$ (107)	$ (360)	$ (318)

Net loss per limited partnership
unit	$ (2.70)	$ (2.36)	$ (7.93)	$ (7.02)

Distributions per limited
partnership unit	$ --	$ --	$ 15.44	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	44,882	$ 1	$22,441	$22,442

Partners' deficit at
December 31, 2008	44,882	$ (11)	$(1,130)	$(1,141)

Distributions to partners	--	(7)	(693)	(700)

Net loss for the nine months
ended September 30, 2009	--	(4)	(356)	(360)

Partners' deficit at
September 30, 2009	44,882	$ (22)	$(2,179)	$(2,201)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (360)	$ (318)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	505	492
Amortization of loan costs	15	8
Change in accounts:
Receivables and deposits	116	(11)
Other assets	(9)	(3)
Accounts payable	(6)	(24)
Tenant security deposit liabilities	(4)	4
Accrued property taxes	89	111
Due to affiliates	--	101
Other liabilities	41	(56)
Net cash provided by operating activities	387	304

Cash flows used in investing activities:
Property improvements and replacements	(189)	(143)

Cash flows from financing activities:
Payments on mortgage notes payable	(45)	(209)
Loan costs paid	(45)	--
Advances from affiliate	81	7
Repayment of advances from affiliate	(63)	--
Distributions to partners	(700)	--
Net cash used in financing activities	(772)	(202)

Net decrease in cash and cash equivalents	(574)	(41)

Cash and cash equivalents at beginning of period	600	51

Cash and cash equivalents at end of period	$ 26	$ 10

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 389	$ 352
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 19	$ --

Included in property improvements and replacements for the nine months ended September 30, 2008 are approximately $11,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 8 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), the general partner of the Partnership, which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On August 28, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Huntington Athletic Club Apartments. The property is expected to sell in the fourth quarter of 2009 for a sale price of $10,500,000, less a credit against the purchase price of $57,000. The Partnership determined that certain criteria of FASB ASC (as defined below) Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $66,000 for each of the nine months ended September 30, 2009 and 2008, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $33,000 and $47,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $5,000, respectively.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the nine months ended September 30, 2009 and 2008 because there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2009 and 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P. advanced the Partnership approximately $81,000 and $7,000, respectively, to fund operating expenses. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009) per annum. Interest expense during the nine months ended September 30, 2009 and 2008 was approximately $1,000 and $43,000, respectively. During the nine months ended September 30, 2009, the Partnership repaid advances and accrued interest of approximately $64,000. There were no such payments made during the nine months ended September 30, 2008. At September 30, 2009, the amount of the outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $18,000 and is included in due to affiliates. There were no such amounts owed to AIMCO Properties, L.P. at December 31, 2008. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $19,000 to fund operations at Huntington Athletic Club Apartments.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $38,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note D - Casualty Event

In June 2009, Huntington Athletic Club Apartments sustained damages as a result of a sinkhole at the property. The estimated damages are approximately $67,000. The Partnership expects to receive proceeds to cover the damages and does not expect to recognize a loss from this event.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

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

Results of Operations

The Partnership recognized net losses of approximately $122,000 and $360,000 for the three and nine months ended September 30, 2009, respectively, compared to net losses of approximately $107,000 and $318,000 for the three and nine months ended September 30, 2008, respectively. The increase in net loss for the three months ended September 30, 2009 is due to a decrease in total revenues, partially offset by a decrease in total expenses.  The increase in net loss for the nine months ended September 30, 2009 is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for both the three and nine months ended September 30, 2009 due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased for both the three and nine months ended September 30 2009 due to decreases in both occupancy and the average rental rate at the Partnership’s investment property.  Other income increased for both the three and nine months ended September 30, 2009 primarily due to an increase in tenant utility reimbursements at the property.

Total expenses decreased for the three months ended September 30, 2009 due to decreases in property tax and general and administrative expenses, partially offset by increases in depreciation and interest expenses. Operating expense remained relatively constant for the three months ended September 30, 2009. Total expenses increased for the nine months ended September 30, 2009 due to increases in operating, depreciation and interest expenses, partially offset by decreases in property tax and general and administrative expenses. Property tax expense decreased for both periods due to a decrease in the assessed value of Huntington Athletic Club Apartments. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated. Interest expense increased for both periods primarily due to a higher average debt balance as a result of the second mortgage obtained on the property in December 2008, partially offset by a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of repayments of the advance balance during the fourth quarter of 2008. Operating expense increased for the nine months ended September 30, 2009 primarily due to increases in clean up expenses related to minor storm damage and broken pipes, partially offset by a decrease in advertising expenses at the Partnership’s investment property.

General and administrative expense decreased for both the three and nine months ended September 30, 2009 due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In June 2009, Huntington Athletic Club Apartments sustained damages as a result of a sinkhole at the property. The estimated damages are approximately $67,000. The Partnership expects to receive proceeds to cover the damages and does not expect to recognize a loss from this event.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $26,000, compared to approximately $600,000 at December 31, 2008.  The decrease in cash and cash equivalents of approximately $574,000 is due to approximately $772,000 and $189,000 of cash used in financing and investing activities, respectively, partially offset by approximately $387,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment property, repayment of advances from an affiliate of the Managing General Partner and loan costs paid, partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P. advanced the Partnership approximately $81,000 and $7,000, respectively, to fund operating expenses. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009) per annum. Interest expense during the nine months ended September 30, 2009 and 2008 was approximately $1,000 and $43,000, respectively. During the nine months ended September 30, 2009, the Partnership repaid advances and accrued interest of approximately $64,000. There were no such payments made during the nine months ended September 30, 2008. At September 30, 2009, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $18,000 and is included in owed to affiliates. There were no such amounts owed to AIMCO Properties, L.P. at December 31, 2008. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $19,000 to fund operations at Huntington Athletic Club Apartments.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $208,000 of capital improvements at Huntington Athletic Club Apartments, consisting primarily of parking area upgrades, air conditioning upgrades, appliance and floor covering replacements, and construction related to the casualty discussed above. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $2,000,000 on Huntington Athletic Club Apartments. The second mortgage indebtedness of approximately $1,985,000 bears interest at a fixed rate of 6.27% per annum, and requires monthly payments of principal and interest of approximately $12,000 beginning on February 1, 2009, through the loan’s June 1, 2020, maturity date.  The second mortgage loan has a balloon payment of approximately $1,627,000 due at maturity.  As a condition to making the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership. Total capitalized loan costs associated with the second mortgage were approximately $113,000, of which approximately $102,000 was incurred during the year ended December 31, 2008, and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications to the first mortgage loan encumbering Huntington Athletic Club Apartments.  The modifications of the first mortgage indebtedness of approximately $5,519,000 include a fixed interest rate of 8.15% per annum and monthly payments of principal and interest of approximately $41,000 beginning on February 1, 2009, through the June 1, 2020, maturity date. The first mortgage loan has a balloon payment of approximately $4,745,000 due at maturity. The previous terms of the existing mortgage loan consisted of a fixed interest rate of 8.15% per annum and monthly payments of approximately $62,000 through the maturity date of June 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2009	Unit	September 30, 2008	Unit

Financing (1)	$ 700	$ 15.44	$ --	$ --

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

On August 28, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Huntington Athletic Club Apartments. The property is expected to sell in the fourth quarter of 2009 for a sale price of $10,500,000, less a credit against the purchase price of $57,000. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 limited partnership units (the "Units") in the Partnership representing 61.92% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.33        Purchase and Sale Contract between National Property Investors 8, a California limited partnership, and Morrisville Apartments Partners, LLC, a North Carolina limited liability company, dated August 28, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 28, 2009.

10.34        First Amendment of Purchase and Sale Contract between National Property Investors 8, a California limited partnership, and Morrisville Apartments Partners, LLC, a North Carolina limited liability company, dated September 28, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 28, 2009.

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