Form 10-K
period 2009-12-31
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2010-03-30
CIK 763701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

National Property Investors 8 (the "Partnership" or "Registrant") is a California limited partnership formed in October 1983. The Partnership was engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

Commencing May 13, 1985, the Partnership offered up to 150,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. Upon termination of the offering, the Partnership had accepted subscriptions for 44,882 Units for an aggregate of $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. All of the net proceeds of the offering were invested in three properties. The Partnership sold one property and lost another property to foreclosure prior to 2008. During the year ended December 31, 2009, the Partnership sold its last remaining property, Huntington Athletic Club Apartments, to a third party.

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property in December 2009. The Managing General Partner estimates the liquidation process will be completed by September 30, 2010. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day property management services for the Partnership's former investment property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

On December 14, 2009, the Partnership sold its sole investment property, Huntington Athletic Club Apartments, to a third party for a gross sale price of $10,443,000. The net proceeds realized by the Partnership were approximately $2,771,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $7,486,000 by the purchaser. The Partnership recognized a gain of approximately $5,069,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $163,000 due to the write-off of unamortized loan costs.

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $249,000 of capital improvements at Huntington Athletic Club Apartments, consisting primarily of parking area upgrades, air conditioning upgrades, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Huntington Athletic Club Apartments to a third party on December 14, 2009.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 44,882 Limited Partnership Units (the “Units”) aggregating $22,441,000. In addition, the Managing General Partner contributed a total of $1,000 to the Partnership. The Partnership currently has 807 holders of record owning an aggregate of 44,882 Units. Affiliates of the Managing General Partner owned 27,792 Units or 61.92% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Financing (1)	$ 700	$ 15.44	$ --	$ --
Sale(2)	2,206	48.24	--	--
	$ 2,906	$ 63.68	$ --	$ --

(1)            Proceeds from the second mortgage obtained on Huntington Athletic Club Apartments in December 2008.

(2)            Proceeds from the December 2009 sale of Huntington Athletic Club Apartments.

For 2009, the distribution payable of approximately $155,000 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Huntington Athletic Club Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 Units in the Partnership representing 61.92% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Huntington Athletic Club Apartments, on December 14, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $4,283,000 for the year ended December 31, 2009, compared to a net loss of approximately $409,000 for the year ended December 31, 2008. The increase in net income is due to the gain from sale of discontinued operations in 2009, partially offset by an increase in loss from discontinued operations.

On December 14, 2009, the Partnership sold its sole investment property, Huntington Athletic Club Apartments, to a third party for a gross sale price of $10,443,000. The net proceeds realized by the Partnership were approximately $2,771,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $7,486,000 by the purchaser. The Partnership recognized a gain of approximately $5,069,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $163,000 due to the write-off of unamortized loan costs.

Excluding the impact of the gain from sale of discontinued operations in 2009, the Partnership’s loss from discontinued operations for the year ended December 31, 2009 was approximately $786,000, compared to a loss from discontinued operations of approximately $409,000 for the year ended December 31, 2008. Excluding the loss on early extinguishment of debt, the increase in loss from discontinued operations is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased primarily due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased as a result of the sale of the Partnership’s only investment property on December 14, 2009. Other income increased primarily due to an increase in resident utility payments, primarily trash valet service, at the Partnership’s investment property. Total expenses increased primarily due to an increase in operating expenses, partially offset by a decrease in general and administrative expense. The increase in operating expenses is primarily due to an increase in clean up expenses related to minor storm damage and broken pipes at the property.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property (see “Note A – Basis of Presentation” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $484,000, compared to approximately $600,000 at December 31, 2008. The decrease in cash and cash equivalents of approximately $116,000 is due to approximately $2,859,000 of cash used in financing activities, partially offset by approximately $2,522,000 and $221,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment property, repayment of advances from an affiliate of the Managing General Partner and loan costs paid, partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net proceeds from the sale of Huntington Athletic Club Apartments, partially offset by property improvements and replacements.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $55,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (55)

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Financing (1)	$ 700	$ 15.44	$ --	$ --
Sale(2)	2,206	48.24	--	--
	$ 2,906	$ 63.68	$ --	$ --

(1)            Proceeds from the second mortgage obtained on Huntington Athletic Club Apartments in December 2008.

(2)            Proceeds from the December 2009 sale of Huntington Athletic Club Apartments.

For 2009, the distribution payable of approximately $155,000 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Huntington Athletic Club Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 Units in the Partnership representing 61.92% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 8

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation - December 31, 2009

      Balance Sheet - December 31, 2008

Statements of Discontinued Operations – Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2009 and 2008

Statements of Cash Flows – Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 8

We have audited the statement of net assets in liquidation of National Property Investors 8 as of December 31, 2009, the balance sheet as of December 31, 2008, and the related statements of discontinued operations, changes in partners’ (deficiency) capital/net assets in liquidation and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, the Managing General Partner of National Property Investors 8 decided to liquidate the Partnership effective December 31, 2009.  As a result, the Partnership changed its basis of accounting as of December 31, 2009 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of National Property Investors 8 as of December 31, 2009, the financial position at December 31, 2008, and the results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF NET ASSETS IN LIQUIDATION

 (in thousands)

December 31, 2009

Assets
Cash and cash equivalents	$ 484
Receivables and deposits	8
492

Liabilities
Accounts payable	4
Other liabilities	97
Distribution payable (Note G)	155
Estimated costs to liquidate (Note C)	55
311

Net assets in liquidation	$ 181

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

BALANCE SHEET

 (in thousands, except unit data)

December 31, 2008

Assets Held for Sale:
Cash and cash equivalents		$ 600
Receivables and deposits		158
Other assets		195
Investment property (Note F):
Land	$ 1,376
Buildings and related personal property	13,672
	15,048
Less accumulated depreciation	(9,441)	5,607
		$ 6,560

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable		$ 38
Tenant security deposit liabilities		36
Other liabilities		78
Mortgage notes payable (Note H)		7,549

Partners' Deficit
General partner	$ (11)
Limited partners (44,882 units issued and
outstanding)	(1,130)	(1,141)
		$ 6,560

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF DISCONTINUED OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008

Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	1,525	1,704
Other income	161	102
Total revenues	1,686	1,806

Expenses:
Operating	839	745
General and administrative	108	134
Depreciation	678	658
Interest	572	558
Property taxes	112	120
Loss on early extinguishment of debt (Note F)	163	--
Total expenses	2,472	2,215

Loss from discontinued operations	(786)	(409)
Gain from sale of discontinued operations (Note F)	5,069	--
Net income (loss) (Note D)	$ 4,283	$ (409)

Net income (loss) allocated to general partner	$ 42	$ (4)
Net income (loss) allocated to limited partners	4,241	(405)
	$ 4,283	$ (409)

Per limited partnership unit:
Loss from discontinued operations	$(17.34)	$ (9.02)
Gain from sale of discontinued operations	111.83	--
Net income (loss)	$ 94.49	$ (9.02)

Distributions per limited partnership unit	$ 63.68	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,882	$ 1	$ 22,441	$ 22,442

Partners' deficit at
December 31, 2007	44,882	$ (7)	$ (725)	$ (732)

Net loss for the year ended
December 31, 2008	--	(4)	(405)	(409)

Partners' deficit at
December 31, 2008	44,882	(11)	(1,130)	(1,141)

Distributions to partners	--	(48)	(2,858)	(2,906)

Net income for the year ended
December 31, 2009	--	42	4,241	4,283

Partners' (deficiency) capital at
December 31, 2009	44,882	$ (17)	$ 253	236

Adjustment to liquidation basis
(Notes A and C)				(55)

Net assets in liquidation
at December 31, 2009				$ 181

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 4,283	$ (409)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	678	658
Amortization of loan costs	18	11
Gain from sale of discontinued operations	(5,069)	--
Loss on early extinguishment of debt	163	--
Change in accounts:
Receivables and deposits	150	(3)
Other assets	25	9
Accounts payable	(20)	(17)
Tenant security deposit liabilities	(36)	2
Accrued property taxes	20	--
Other liabilities	9	(79)
Due to affiliates	--	(484)
Net cash provided by (used in) operating
activities	221	(312)

Cash flows from investing activities:
Property improvements and replacements	(249)	(169)
Net proceeds from sale of discontinued operations	2,771	--
Net cash provided by (used in) investing
activities	2,522	(169)

Cash flows from financing activities:
Payments on mortgage notes payable	(63)	(306)
Advances from affiliate	119	128
Loan costs paid	(45)	(68)
Proceeds from mortgage note payable	--	2,000
Repayment of advances from affiliate	(119)	(724)
Distributions to partners	(2,751)	--
Net cash (used in) provided by financing
activities	(2,859)	1,030

Net (decrease) increase in cash and cash equivalents	(116)	549

Cash and cash equivalents at beginning of year	600	51

Cash and cash equivalents at end of year	$ 484	$ 600

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 553	$ 741

Supplemental disclosure of non-cash activities:
Assumption of mortgage notes payable by the purchaser	$ 7,486	$ --
Distribution payable to limited partners	$ 155	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note A - Basis of Presentation

As of December 31, 2009, National Property Investors 8 (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the financial statements.

NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) estimates that the liquidation process will be completed by September 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying statements of discontinued operations for the years ended December 31, 2009 and 2008 reflect the operations of Huntington Athletic Club Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 reflects the assets and liabilities as held for sale as a result of the property’s sale to a third party on December 14, 2009 (as discussed in “Note F”).

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership was organized under the Uniform Limited Partnership Laws of California on June 26, 1984.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $415,000 and $568,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation was provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $275,000, less accumulated amortization of approximately $105,000, were included in other assets at December 31, 2008. The loan costs were amortized over the terms of the related loan agreements. The related amortization expense is included in interest expense and was approximately $18,000 and $11,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, loan costs of approximately $286,000 and amortization of approximately $123,000 were written off in connection with the sale of the property.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership required security deposits from all apartment lessees for the duration of the lease and such deposits were included in receivables and deposits at December 31, 2008. Deposits were refunded when the tenant vacated, provided the tenant had not damaged the space and was current on rental payments.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Leases:  The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Property: Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress. Costs incurred in connection with capital projects were capitalized where the costs of the project exceeded $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Segment Reporting:FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expensed the costs of advertising as incurred. Advertising costs of approximately $36,000 and $42,000 for the years ended December 31, 2009 and 2008, respectively, are included in operating expenses.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $55,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (55)

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 2009.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2009	2008

Net income (loss) as reported	$ 4,283	$ (409)
Add (deduct):
Depreciation differences	196	36
Miscellaneous	209	(21)
Federal taxable income (loss)	$ 4,688	$ (394)

Federal taxable income (loss) per limited
partnership unit	$ 83.11	$ (8.68)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net assets (liabilities) as reported	$ 181	$ (1,141)
Land and buildings	--	(570)
Accumulated depreciation	--	114
Syndication	2,637	2,637
Other	208	51

Net assets - tax basis	$3,026	$ 1,091

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $87,000 and $88,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $61,000 and $64,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations.  The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $7,000, respectively.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the years ended December 31, 2009 and 2008 as there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership was entitled to receive a partnership management fee. The fee was equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee was not to be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee was to be paid when adjusted cash from operations was distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2009 and 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P. advanced the Partnership approximately $119,000 and $128,000, respectively, to fund operating expenses, a rate lock deposit and real estate taxes at Huntington Athletic Club Apartments. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the years ended December 31, 2009 and 2008 was approximately $2,000 and $56,000, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid advances and accrued interest of approximately $121,000 and $838,000, respectively. There were no amounts owed to AIMCO Properties, L.P. at December 31, 2009 or 2008.

Upon the sale of the Partnership’s property, the Managing General Partner was entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by the Managing General Partner, if any, was dependent upon the year in which the property was sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992. As these returns were not met, the Managing General Partner did not earn an incentive compensation fee from the sale of Huntington Athletic Club Apartments.

In connection with the additional financing obtained on Huntington Athletic Club Apartments in 2008, the Managing General Partner earned a finance fee of 1% of the new mortgage amount, or approximately $20,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and was included in other assets at December 31, 2008.  At December 31, 2008, this fee was included in other liabilities. During the year ended December 31, 2009, this fee was paid to the Managing General Partner.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 limited partnership units (the "Units") in the Partnership representing 61.92% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F – Disposition of Investment Property

On December 14, 2009, the Partnership sold its sole investment property, Huntington Athletic Club Apartments, to a third party for a gross sale price of $10,443,000. The net proceeds realized by the Partnership were approximately $2,771,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $7,486,000 by the purchaser. The Partnership recognized a gain of approximately $5,069,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $163,000 due to the write-off of unamortized loan costs.

Note G – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Financing (1)	$ 700	$ 15.44	$ --	$ --
Sale(2)	2,206	48.24	--	--
	$ 2,906	$ 63.68	$ --	$ --

(1)   Proceeds from the second mortgage obtained on Huntington Athletic Club Apartments in December 2008.

(2)   Proceeds from the December 2009 sale of Huntington Athletic Club Apartments.

For 2009, the distribution payable of approximately $155,000 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Huntington Athletic Club Apartments.

Note H – Mortgage Financing

On December 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $2,000,000 on Huntington Athletic Club Apartments. The second mortgage loan bore interest at a fixed rate of 6.27% per annum, and required monthly payments of principal and interest of approximately $12,000 beginning on February 1, 2009, through the loan’s June 1, 2020, maturity date.  The second mortgage loan required a balloon payment of approximately $1,627,000 due at maturity.  As a condition to making the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership. Total capitalized loan costs associated with the second mortgage were approximately $113,000.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications to the first mortgage loan encumbering Huntington Athletic Club Apartments.  The modifications included a fixed interest rate of 8.15% per annum and monthly payments of principal and interest of approximately $41,000 beginning on February 1, 2009, through the June 1, 2020 maturity date. The first mortgage loan required a balloon payment of approximately $4,745,000 due at maturity.

On December 14, 2009, the purchaser assumed the mortgage debt encumbering the property of approximately $7,486,000 in connection with the sale of the property (see “Note F”).

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership had only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s Units, by each of the directors and by all directors and officers of the Managing General Partner as a group as of December 31, 2009.

	Amount and Nature
Name of Beneficial Owner	of Beneficial Owner	% of Class

AIMCO IPLP, L.P.	17,072	38.04%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,720	23.88%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $87,000 and $88,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the statements of discontinued operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $61,000 and $64,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $7,000, respectively.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the years ended December 31, 2009 and 2008 as there were no distributions from operations during these periods.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership was entitled to receive a partnership management fee. The fee was equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee was not to be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee was to be paid when adjusted cash from operations was distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2009 and 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P. advanced the Partnership approximately $119,000 and $128,000, respectively, to fund operating expenses, a rate lock deposit and real estate taxes at Huntington Athletic Club Apartments. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the years ended December 31, 2009 and 2008 was approximately $2,000 and $56,000, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid advances and accrued interest of approximately $121,000 and $838,000, respectively. There were no amounts owed to AIMCO Properties, L.P. at December 31, 2009 or 2008.

Upon the sale of the Partnership’s property, the Managing General Partner was entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by the Managing General Partner, if any, was dependent upon the year in which the property was sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their present appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, noncompounded, on their present appraised investment in the Partnership at February 1, 1992. As these returns were not met, the Managing General Partner did not earn an incentive compensation fee from the sale of Huntington Athletic Club Apartments.

In connection with the additional financing obtained on Huntington Athletic Club Apartments in 2008, the Managing General Partner earned a finance fee of 1% of the new mortgage amount, or approximately $20,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and was included in other assets at December 31, 2008.  At December 31, 2008, this fee was included in other liabilities. During the year ended December 31, 2009, this fee was paid to the Managing General Partner.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 Units in the Partnership representing 61.92% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $41,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $6,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Statement of Net Assets in Liquidation - December 31, 2009.

      Balance Sheet - December 31, 2008.

Statements of Discontinued Operations – Years ended December 31, 2009 and 2008.

Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2009 and 2008.

Statements of Cash Flows – Years ended December 31, 2009 and 2008.

      Notes to Financial Statements.

b)    Exhibits:

See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of	Date: March 30, 2010
Stephen B. Waters	Partnership Accounting

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