Form 10-Q
period 2010-06-30
NATIONAL PROPERTY INVESTORS 8 /CA/
filed 2010-08-11
CIK 763701

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF NET ASSETS IN LIQUIDATION

 (in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 51	$ 484
Receivables and deposits	--	8
	51	492

Liabilities
Accounts payable	--	4
Other liabilities	--	97
Distribution payable (Note E)	--	155
Estimated costs to liquidate (Note B)	23	55
	23	311

Net assets in liquidation	$ 28	$ 181

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

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months Ended June 30, 2010

Net assets in liquidation at January 1, 2010	$ 181

Write off of uncollectible receivables	(7)

Collections from former property	13

Expenses incurred during the period of liquidation	(12)

Distribution to partners	(220)

Write off of other liabilities	73

Net assets in liquidation at end of period	$ 28

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009

Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	409	823
Other income	41	72
Total revenues	450	895

Expenses:
Operating	220	389
General and administrative	21	48
Depreciation	168	335
Interest	153	302
Property taxes	30	59
Total expenses	592	1,133

Net loss	$ (142)	$ (238)

Net loss allocated to general partner (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(141)	(236)

	$ (142)	$ (238)

Net loss per limited partnership unit	$ (3.14)	$ (5.26)

Distributions per limited partnership unit	$ --	$ 15.44

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 8

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended June 30, 2009

Cash flows from operating activities:
Net loss	$ (238)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	335
Amortization of loan costs	10
Change in accounts:
Receivables and deposits	117
Other assets	(20)
Accounts payable	28
Accrued property taxes	59
Due to affiliates	1
Other liabilities	43
Net cash provided by operating activities	335

Cash flows used in investing activities:
Property improvements and replacements	(94)

Cash flows from financing activities:
Payments on mortgage notes payable	(28)
Loan costs paid	(45)
Distributions to partners	(700)
Advances from affiliate	44
Net cash used in financing activities	(729)

Net decrease in cash and cash equivalents	(488)

Cash and cash equivalents at beginning of period	600

Cash and cash equivalents at end of period	$ 112

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 244
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 10

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

The accompanying statements of discontinued operations for the three and six months ended June 30, 2009 reflect the operations of Huntington Athletic Club Apartments as loss from discontinued operations as a result of the property’s sale to a third party on December 14, 2009.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $43,000 for the six months ended June 30, 2009, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 for the six months ended June 30, 2009, which is included in general and administrative expenses and investment property for the six months ended June 30, 2009. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 were construction management services provided by an affiliate of the Managing General Partner of approximately $4,000.

For services relating to the administration of the Partnership and operation of its property, the Managing General Partner was entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year of distributions from operations based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was not entitled to receive a reimbursement during the six months ended June 30, 2009 as there were no distributions from operations during this period.

For managing the affairs of the Partnership, the Managing General Partner was entitled to receive a partnership management fee. The fee was equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee was not to be paid until the Partnership had distributed to the limited partners adjusted cash from operations in such year which was equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee was not to be paid until the Partnership had distributed to the limited partners adjusted cash from operations in such year which was equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee was to be paid when adjusted cash from operations was distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2009.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $44,000 to fund operating expenses. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the six months ended June 30, 2009 was approximately $1,000. The Partnership repaid the advances and associated accrued interest during the third and fourth quarters of 2009. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at June 30, 2010 or December 31, 2009. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Note E – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Sale (1)	$ 220	$ 4.86	$ --	$ --
Financing (2)	--	--	700	15.44
	$ 220	$ 4.86	$ 700	$ 15.44

(1)   Proceeds from the December 2009 sale of Huntington Athletic Club Apartments.

(2)   Proceeds from the second mortgage obtained in December 2008 on Huntington Athletic Club Apartments.

The distribution payable at December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Huntington Athletic Club Apartments. During the six months ended June 30, 2010 the Partnership paid approximately $75,000 of such nonresident withholding taxes and paid the remaining payable of approximately $80,000 to the limited partners.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

During the six months ended June 30, 2010, net assets in liquidation decreased by approximately $153,000. The decrease in net assets in liquidation is primarily due to the payment of a distribution to partners, the write off of uncollectible receivables and expenses incurred during the period of liquidation, partially offset by the write off of other liabilities and collections from a former property.

The statement of net assets in liquidation as of June 30, 2010 includes approximately $23,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Sale (1)	$ 220	$ 4.86	$ --	$ --
Financing (2)	--	--	700	15.44
	$ 220	$ 4.86	$ 700	$ 15.44

(1)   Proceeds from the December 2009 sale of Huntington Athletic Club Apartments.

(2)   Proceeds from the second mortgage obtained in December 2008 on Huntington Athletic Club Apartments.

The distribution payable at December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Huntington Athletic Club Apartments. During the six months ended June 30, 2010 the Partnership paid approximately $75,000 of such nonresident withholding taxes and paid the remaining payable of approximately $80,000 to the limited partners.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,792 limited partnership units (the "Units") in the Partnership representing 61.92% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom an affiliate of AIMCO and the Managing General Partner, through its merger with Insignia, acquired 16,447 Units, had agreed for the benefit of third party unitholders, that it would vote these Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 8

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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